Form 10-Q
period 1999-06-30
PRISM FINANCIAL CORP
filed 1999-08-16
CIK 1081389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-19058

                            ------------------------

                          PRISM FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-4279417
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                   440 NORTH ORLEANS, CHICAGO, ILLINOIS 60610
             (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 494-0020

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    AS OF AUGUST 13, 1999, THERE WERE OUTSTANDING 14,625,171 SHARES OF COMMON STOCK, PAR VALUE $0.01, OF THE REGISTRANT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 1999
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION

  Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998..................           3

        Consolidated Statements of Income for the three months and six months ended June 30, 1999
        (unaudited) and 1998 (unaudited)...................................................................           4

        Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 1999
        (unaudited)........................................................................................           5

        Consolidated Statements of Cash Flows for the six months ended June 30, 1999 (unaudited) and 1998
        (unaudited)........................................................................................           6

        Notes to Consolidated Financial Statements.........................................................           7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............          10

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................          17

PART II--OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds........................................................          19

  Item 4. Submission of Matters to a Vote of Security Holders..............................................          20

  Item 6. Exhibits and Reports on Form 8-K.................................................................          20

SIGNATURES.................................................................................................          23

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       AS OF
                                                                                                   DECEMBER 31,
                                                                                                       1998
                                                                                      AS OF       ---------------
                                                                                    JUNE 30,
                                                                                      1999
                                                                                 ---------------
                                                                                   (UNAUDITED)
                                    ASSETS
Cash and cash equivalents......................................................  $     9,203,992  $    12,123,893
Loans held for sale............................................................      364,443,654      467,254,128
Loans and other fees receivable, net of allowance of $651,504 and $350,000,
  respectively.................................................................       10,892,128       14,206,790
Furniture, fixtures and equipment, net.........................................        8,770,331        4,284,214
Intangible assets, net.........................................................       11,199,920        2,920,336
Investments in and advances to affiliates......................................            2,160           67,419
Other assets...................................................................        8,583,098        2,765,314
                                                                                 ---------------  ---------------
  Total assets.................................................................  $   413,095,283  $   503,622,094
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Loans sold under agreements to repurchase......................................  $   126,315,321  $   292,626,673
Warehouse lines of credit......................................................      218,695,381      170,217,137
Current portion of long-term debt..............................................          130,101          729,249
Long-term debt.................................................................          157,438        4,297,836
Commissions payable............................................................        4,240,226        4,290,899
Accounts payable...............................................................        1,950,642        2,548,732
Accrued interest payable.......................................................        2,086,171        2,153,402
Payable to affiliates..........................................................           32,399          148,562
Accrued expenses and other liabilities.........................................       11,748,114       10,406,306
S corporation distribution notes...............................................        2,750,000               --
                                                                                 ---------------  ---------------
  Total liabilities............................................................      368,105,793      487,418,796
                                                                                 ---------------  ---------------
Commitments and contingencies..................................................               --               --

Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no
  shares issued and outstanding................................................               --               --
Common stock, $0.01 par value; 100,000,000 shares authorized; 14,625,171 and
  11,495,297 shares issued and outstanding, respectively.......................          146,252          114,953
Additional paid-in capital.....................................................       42,930,354        4,002,779
Retained earnings..............................................................        1,912,884       12,085,566
                                                                                 ---------------  ---------------
  Total stockholders' equity...................................................       44,989,490       16,203,298
                                                                                 ---------------  ---------------
  Total liabilities and stockholders' equity...................................  $   413,095,283  $   503,622,094
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

          See accompanying notes to consolidated financial statements.

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1999           1998           1999           1998
                                                      -------------  -------------  -------------  -------------
Revenues:
  Loan origination income...........................  $  25,250,818  $  10,174,522  $  52,942,432  $  21,185,663
  Net premium income................................      7,530,892      2,034,545     13,300,576      3,419,904
  Loan-related fees.................................      6,058,530        963,287     10,492,784      2,044,991
  Net interest income...............................      1,211,528        337,422      2,491,727        615,479
  Other.............................................      1,972,500        307,109      2,744,675        433,732
                                                      -------------  -------------  -------------  -------------
                                                         42,024,268     13,816,885     81,972,194     27,699,769
                                                      -------------  -------------  -------------  -------------
Expenses:
  Commissions.......................................     16,184,744      4,611,140     31,550,384      9,425,912
  Loan-related expenses.............................      1,639,032      1,200,086      5,262,837      3,037,817
  Salaries and benefits.............................     12,043,999      3,520,925     21,005,582      6,768,308
  General and administrative expenses...............      5,474,849      2,113,844     12,028,924      4,221,494
  Depreciation and amortization.....................        838,096        250,000      1,303,086        450,000
  Other.............................................         84,031         27,407        165,651         53,074
                                                      -------------  -------------  -------------  -------------
                                                         36,264,751     11,723,402     71,316,464     23,956,605
                                                      -------------  -------------  -------------  -------------
    Income before taxes.............................      5,759,517      2,093,483     10,655,730      3,743,164
                                                      -------------  -------------  -------------  -------------
  Provision for income taxes........................        676,555             --        676,555             --
  Income tax benefit due to conversion of
    "S" Corp........................................       (854,683)            --       (854,683)            --
                                                      -------------  -------------  -------------  -------------
    Net income......................................  $   5,937,645  $   2,093,483  $  10,833,858  $   3,743,164
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Earnings per share:
  Basic.............................................  $        0.47  $        0.20  $        0.89  $        0.36
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Diluted...........................................  $        0.46  $        0.20  $        0.88  $        0.36
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average number of shares outstanding:
  Basic.............................................     12,767,883     10,337,836     12,135,105     10,303,608
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Diluted...........................................     12,948,056     10,410,374     12,268,437     10,376,246
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Pro forma data:
  Income before taxes...............................  $   5,759,517  $   2,093,483  $  10,655,730  $   3,743,164
  Pro forma provision for income taxes..............      2,246,212        794,686      4,155,735      1,420,905
                                                      -------------  -------------  -------------  -------------
    Pro forma net income............................  $   3,513,305  $   1,298,797  $   6,499,995  $   2,322,259
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Pro forma earnings per share:
  Basic.............................................  $        0.24  $        0.09  $        0.44  $        0.16
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Diluted...........................................  $        0.24  $        0.09  $        0.43  $        0.16
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Pro forma weighted average number of shares
  outstanding:
  Basic.............................................     14,625,171     14,625,171     14,625,171     14,625,171
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Diluted...........................................     14,945,529     14,933,948     14,946,449     14,934,047
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                                                                         SHARES         AMOUNT
                                                                                      ------------  --------------
Common stock:
  Balance at beginning of year......................................................    11,495,297  $      114,953
  Stock issued in initial public offering...........................................     2,500,000          25,000
  Stock issued for acquisitions as additional consideration and deferred
    compensation....................................................................       629,874           6,299
                                                                                      ------------  --------------
    Balance at end of year..........................................................    14,625,171  $      146,252
                                                                                      ------------  --------------
                                                                                      ------------  --------------
Additional paid-in capital:
  Balance at beginning of year......................................................                $    4,002,779
  Stock issued for initial public offering, net of underwriting discounts...........                    32,525,000
  Stock issued for acquisitions as additional consideration and deferred
    compensation....................................................................                     8,811,943
  Capital contribution..............................................................                        99,998
  Distribution notes payable to S corporation stockholders in connection with
    conversion to a C corporation...................................................                    (1,781,460)
  Initial public offering costs.....................................................                      (727,906)
                                                                                                    --------------
    Balance at end of year..........................................................                $   42,930,354
                                                                                                    --------------
                                                                                                    --------------
Retained earnings:
  Balance at beginning of year......................................................                $   12,085,566
  Net income........................................................................                    10,833,858
  Cash dividends....................................................................                   (20,038,000)
  Distribution notes payable to S corporation stockholders in connection with
    conversion to a C corporation...................................................                      (968,540)
                                                                                                    --------------
    Balance at end of year..........................................................                     1,912,884
                                                                                                    --------------
Total stockholders' equity..........................................................                $   44,989,490
                                                                                                    --------------
                                                                                                    --------------

          See accompanying notes to consolidated financial statements.

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                     1999              1998
                                                                               -----------------  ---------------
Cash flows from operating activities:
  Net income.................................................................  $      10,833,858  $     3,743,164
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization............................................          1,303,086          450,000
    Provision for loan and servicing losses..................................            131,504          244,842
    Equity in net income of affiliates.......................................            (11,076)         (10,137)
  Distributions from affiliates..............................................             76,335           10,137
  Proceeds from sales of loans...............................................      2,136,448,273      668,088,213
  Loans originated...........................................................     (1,992,737,514)    (728,705,072)
  Changes in assets and liabilities, net of acquisitions:
    Loans and other fees receivable..........................................          4,145,238       (2,195,319)
    Other assets.............................................................         (1,294,606)         (89,512)
    Commissions payable......................................................           (917,309)         349,108
    Accounts payable.........................................................         (1,520,408)         444,713
    Accrued interest payable.................................................           (368,579)         117,722
    Payables to affiliates...................................................           (116,163)         (85,979)
    Accrued expenses and other liabilities...................................         (1,537,870)       1,128,819
                                                                               -----------------  ---------------
      Net cash provided by (used in) operating activities....................        154,434,769      (56,509,301)
                                                                               -----------------  ---------------
Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment.............................         (2,797,890)      (1,243,381)
  Net cash (paid) received for acquisitions..................................         (3,779,319)         368,566
                                                                               -----------------  ---------------
  Net cash used in investing activities......................................         (6,577,209)        (874,815)
                                                                               -----------------  ---------------
Cash flows from financing activities:
  (Repayments of) borrowings on warehouse lines of credit, net...............       (157,922,007)      59,923,480
  Repayments of long-term debt, net of additional borrowings.................         (4,739,546)              --
  Capital contribution.......................................................             99,998               --
  Proceeds from initial public offering, net of issuance costs...............         31,822,094               --
  Dividends paid.............................................................        (20,038,000)      (1,138,751)
                                                                               -----------------  ---------------
    Net cash (used in) provided by financing activities......................       (150,777,461)      58,784,729
                                                                               -----------------  ---------------
    Net (decrease) increase in cash and cash equivalents.....................         (2,919,901)       1,400,613
Cash and cash equivalents:
  Beginning..................................................................         12,123,893        1,163,971
                                                                               -----------------  ---------------
  Ending.....................................................................  $       9,203,992  $     2,564,584
                                                                               -----------------  ---------------
                                                                               -----------------  ---------------

          See accompanying notes to consolidated financial statements.

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements of Prism Financial Corporation and subsidiaries (collectively, "Prism Financial" or the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999.

    The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 (Registration No. 333-74883), effective May 24, 1999.

    Certain prior period items have been reclassified to conform to the current period presentation.

NOTE 2--CHANGE IN ACCOUNTING METHOD

    For furniture, fixtures and equipment purchased since January 1, 1999, the Company has changed from a double-declining-balance method of depreciation to the straight-line method of depreciation. This change did not have a material effect on net income for the second quarter and first six months of 1999. The Company changed its depreciation method because management believes that the straight-line method provides a better matching of costs and revenues, and the straight-line method is consistent with the depreciation methods used by other companies in the industry, including the Company's recently acquired businesses.

NOTE 3--INITIAL PUBLIC OFFERING AND RELATED MATTERS

    On May 28, 1999, the Company completed its initial public offering (the "Offering") of 2.5 million shares of common stock, $0.01 par value ("Common Stock"), at a price of $14.00 per share. The estimated net proceeds from the Offering, after deducting the underwriting discount and the estimated expenses of the Offering, were approximately $31.8 million.

    The Company's June 30, 1999 balance sheet reflects the following in connection with the Offering: (1) the increase in the Common Stock and additional paid-in capital in connection with the shares sold in the Offering, net of underwriting discounts and estimated Offering expenses; (2) the payment of a $20.0 million dividend, with respect to the Company's retained earnings through March 31, 1999, including approximately $12.8 million paid out of the net proceeds from the Offering, to the stockholders of record prior to the closing of the Offering; (3) the establishment of S corporation distribution notes of approximately $2.8 million, and the reduction of retained earnings and additional paid-in capital of approximately $969,000 and $1,781,000, respectively, for undistributed earnings of the Company from April 1, 1999 through the closing of the Offering; (4) the establishment of a deferred tax asset of approximately $855,000 in connection with the termination of the Company's S corporation status in connection with the closing of the Offering; and (5) the repayment of long-term debt of $7.5 million and partial repayment of the amounts outstanding under the Company's warehouse lines of credit.

NOTE 4--INCOME TAXES

    Effective January 1, 1996, Prism Mortgage Company, the predecessor to Prism Financial ("Prism Mortgage"), with the consent of its stockholders, elected to be treated as an S corporation for Federal and certain state income tax purposes, which provided that in lieu of corporation income taxes, the stockholders separately accounted for their pro rata share of Prism Mortgage's items of income, deductions, losses and credits. Therefore, the financial statements for the periods covered by this election do not include a

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4--INCOME TAXES (CONTINUED)
provision for corporate income taxes, except for Illinois personal property replacement taxes and other state income taxes that may be applicable, which are included in operating expenses.

    Since the completion of the Offering, the Company has been treated as a C corporation and has been subject to corporate income taxation. Income tax expense of approximately $677,000 has been recorded from the closing of the Offering to June 30, 1999, as well as an income tax benefit of approximately $855,000 due to the S corporation conversion. Additionally, a pro forma income tax provision has been presented as if Prism Financial was taxable as a C corporation for Federal and state income tax purposes for all periods presented.

NOTE 5--ACQUISITIONS

    In April 1999, the Company acquired First City Financial Corp. ("First City"), a Denver-based mortgage banking company, for $2.0 million in cash, net of approximately $950,000 in cash acquired in the transaction. The purchase agreement provides for contingent consideration in each of the five years following the acquisition based on First City's net income, if any, in each of those five years. The contingent consideration is payable in cash or Common Stock at the Company's option. The amount of contingent consideration, if any, cannot currently be determined.

    In May 1999, the Company acquired the Mid-Atlantic portion of the mortgage banking business of a depository bank for approximately $550,000 in cash.

    At the time of the Offering, the Company issued 404,029 shares of Common Stock, valued at approximately $5,656,000, as contingent consideration with respect to the acquisition of Pacific Guarantee Mortgage Corporation ("Pacific Guarantee") during the third quarter of 1998. This amount was recorded as goodwill in the second quarter of 1999 and will be amortized over 20 years. In addition, approximately 44,892 shares of Common Stock, valued at approximately $628,000, were issued and accounted for as deferred compensation with respect to the acquisition of Pacific Guarantee. This amount will be amortized over five years. The Company also issued 127,411 and 53,542 shares of Common Stock, valued at approximately $1,784,000 million and $750,000, respectively, to the equity value plans of Pacific Guarantee and Mortgage Market, Inc. ("Mortgage Market") at the time of the Offering. The Company acquired Mortgage Market during the third quarter of 1998. These amounts were accounted for as deferred compensation and will be amortized over five years. The purchase agreements for Pacific Guarantee and Mortgage Market provide for the payments of additional consideration and compensation based on the future results of Pacific Guarantee, Mortgage Market and the Company. Additional payments of consideration and compensation cannot currently be determined.

    In accordance with the respective purchase agreements, the Company incurred approximately $1.3 million of additional costs relating to acquisitions consummated in prior periods. These costs were capitalized as goodwill.

NOTE 6--EARNINGS PER SHARE

    Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents. Common stock equivalents consist primarily of stock options granted to key employees and directors of the Company.

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 7--UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The pro forma financial information has been presented to show the effect on the historical results of operations of the Company had it been treated as a C corporation for Federal and state income tax purposes as of the beginning of the earliest period presented.

    The pro forma earnings per share has been presented as if the shares issued at the time of the Offering, including the shares issued to Pacific Guarantee and Mortgage Market, were outstanding as of the beginning of each period presented.

NOTE 8--INCORPORATION TRANSACTIONS

    In February 1999, Prism Financial was formed to serve as a holding company for Prism Mortgage. In connection with the closing of the Offering, the existing stockholders of Prism Mortgage exchanged their shares of common stock in Prism Mortgage for an aggregate of 11,495,297 shares of Prism Financial Common Stock. Prism Mortgage was incorporated in the state of Illinois in 1992. The legal name of Prism Financial has been retroactively applied to all periods presented in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    Prism Financial is a leading retail mortgage banking company engaged in the business of originating, selling and brokering residential mortgage loans. The Company currently has a network of approximately 1,000 commission-only loan originators operating out of 153 retail branches in 22 states, as well as partnerships with leading Internet mortgage web sites. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers and operates as both a mortgage banker (underwriting, closing and funding loans) and a mortgage broker (selling the loan products of over 100 different lenders).

TERMINATION OF S CORPORATION STATUS AND INCOME TAXES

    Effective January 1, 1996, Prism Mortgage, with the consent of its stockholders, elected to be treated as an S corporation for Federal and certain state income tax purposes, which provided that in lieu of corporation income taxes, the stockholders separately accounted for their pro rata share of Prism Mortgage's items of income, deductions, losses and credits. Therefore, the financial statements for the periods covered by this election do not include a provision for corporate income taxes, except for Illinois personal property replacement taxes and other state income taxes that may be applicable, which are included in operating expenses.

    Since the completion of the initial public offering of Prism Financial's stock, the Company has been treated as a C corporation and has been subject to corporate income taxation. Income tax expense of approximately $677,000 has been recorded for the quarter ended June 30, 1999, as well as an income tax benefit of approximately $855,000 due to the S corporation conversion. Additionally, a pro forma income tax provision has been presented as if Prism Financial was taxable as a C corporation for Federal and state income tax purposes for all periods presented.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, information derived from the Company's statements of income expressed as a percentage of total revenues. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                THREE MONTHS           SIX MONTHS
                                                                               ENDED JUNE 30,        ENDED JUNE 30,
                                                                            --------------------  --------------------
                                                                              1999       1998       1999       1998
                                                                            ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS:
  Loan origination income.................................................       60.1%      73.6%      64.6%      76.5%
  Net premium income......................................................       17.9       14.7       16.2       12.3
  Loan-related fees.......................................................       14.4        7.0       12.8        7.4
  Net interest income.....................................................        2.9        2.5        3.0        2.2
  Other...................................................................        4.7        2.2        3.4        1.6
                                                                            ---------  ---------  ---------  ---------
    Total revenues........................................................      100.0      100.0      100.0      100.0
                                                                            ---------  ---------  ---------  ---------

  Commissions.............................................................       38.5       33.4       38.5       34.0
  Loan-related expenses...................................................        3.9        8.7        6.4       11.0
  Salaries and benefits...................................................       28.7       25.5       25.6       24.5
  General and administrative expenses.....................................       13.0       15.3       14.7       15.2
  Depreciation and amortization...........................................        2.0        1.8        1.6        1.6
  Other...................................................................        0.2        0.1        0.2        0.2
                                                                            ---------  ---------  ---------  ---------
    Total expenses........................................................       86.3       84.8       87.0       86.5
                                                                            ---------  ---------  ---------  ---------

      Income before taxes.................................................       13.7       15.2       13.0       13.5
                                                                            ---------  ---------  ---------  ---------

  Provision for income taxes..............................................        1.6         --        0.8         --
  Income tax benefit due to conversion of "S" Corp........................       (2.0)        --       (1.0)        --
                                                                            ---------  ---------  ---------  ---------

      Net income..........................................................       14.1%      15.2%      13.2%      13.5%
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
  PRO FORMA DATA:

      Income before taxes.................................................       13.7       15.2       13.0       13.5

      Pro forma provision for income taxes................................        5.3        5.8        5.1        5.1
                                                                            ---------  ---------  ---------  ---------
      Net income adjusted for pro forma income tax provision..............        8.4%       9.4%       7.9%       8.4%
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS
  ENDED JUNE 30, 1998

REVENUES

    The Company earns revenues both as a retail originator of loans, as well as through its mortgage banking activities. As a retail originator of loans, the Company generates loan origination income and loan-related fees through funded and brokered loans. Loan origination income consists of origination points paid by borrowers or discount points paid by wholesale lenders. Loan-related fees consist of application, documentation and processing fees paid by borrowers. On the loans closed through the Company's mortgage banking activities, the Company generates revenues from net premium income and net interest income. Net premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights, which are sold generally within 45 days of origination. This net gain is recognized based upon the difference between the combined selling price of the loan, and its related servicing rights, and the carrying value of the mortgage loans and servicing rights sold. Net interest income consists of the net difference between interest received on the Company's mortgage loans held for sale and interest fees paid under the Company's bank credit facilities. The Company also generates other revenue from the sale of mortgage-related services, including mortgage insurance and title insurance policies.

    Total revenues for the three months ended June 30, 1999 were $42.0 million, an increase of $28.2 million, or 204%, as compared to $13.8 million for the same period in 1998. Total revenues for the first six months of 1999 were $82.0 million, an increase of $54.3 million, or 196%, as compared to $27.7 million for the first six months of 1998. The increases in total revenues for the second quarter and first six months of 1999 were due primarily to higher loan origination volume. Loan origination volume increased to $2.1 billion and $4.1 billion, respectively, for the three months and six months ended June 30, 1999, as compared to $0.7 billion and $1.4 billion for the same periods in 1998. The increases in loan origination volume during these periods resulted primarily from the acquisitions of Pacific Guarantee and Mortgage Market in the third quarter of 1998 and, to a lesser extent, the acquisition of First City in April 1999, new branch expansion and recruitment of additional loan originators. During the three months ended June 30, 1999, the Company added approximately 50 loan originators, excluding acquisitions. The Company operated 153 branches at June 30, 1999, as compared to 23 branches at June 30, 1998. Excluding acquisitions, the Company opened approximately 15 branches since June 30, 1998. Refinancing activity accounted for approximately 36% and 48% of the Company's origination volume during the second quarter and first six months of 1999, respectively, as compared to approximately 38% and 50% during the same periods in 1998.

    LOAN ORIGINATION INCOME. Loan origination income increased to $25.3 million for the quarter ended June 30, 1999, from $10.2 million for the same period in 1998, an increase of $15.1 million, or 148%. Loan origination income for the first six months of 1999 was $52.9 million, an increase of $31.7 million, or 150%, over $21.2 million for the comparable prior-year period. These increases were attributable to the growth in loan origination volume during these periods, as discussed above.

    NET PREMIUM INCOME. Net premium income increased to $7.5 million for the three months ended June 30, 1999, from $2.0 million for the same period in 1998, an increase of $5.5 million, or 270%. Net premium income for the first six months of 1999 was $13.3 million, an increase of $9.9 million, or 289%, over $3.4 million for the comparable prior-year period. These increases resulted primarily from the higher volume of mortgage loans funded through the Company's mortgage bank, on an absolute basis, and the improved pricing on the sales of servicing rights resulting from higher volume. Mortgage loans sold during the three and six months ended June 30, 1999 increased to $0.9 billion and $2.1 billion, respectively, from $375 million and $668 million for the same periods in 1998.

    LOAN-RELATED FEES. Loan-related fees increased to $6.1 million for the three months ended June 30, 1999, from $1.0 million for second quarter in 1998, an increase of $5.1 million, or 529%. Loan-related fees for the first six months of 1999 were $10.5 million, an increase of $8.5 million, or 413%, over $2.0 million of fees for the same period in 1998. Loan-related fees increased due to higher mortgage loan origination volume. Additionally, because application and processing fees are often waived on refinancing transactions, the smaller percentage of refinancing volume during the second quarter and first six months of 1999, as compared to the same prior-year periods, resulted in higher loan-related fees during these periods.

    NET INTEREST INCOME. Net interest income was $1.2 million for the first quarter of 1999, an increase of $874,000, or 259%, from $337,000 for the second quarter of 1998. Net interest income was $2.5 million for the first six months of 1999, an increase of $1.9 million, or 305%, as compared to $615,000 for the first six months of 1998. The increases in net interest income were due to several factors, including the increase in loans funded by the Company's mortgage bank, a higher average balance of mortgage loans held for sale, and increased usage of the repurchase and other credit lines, including Fannie Mae's "As Soon as Pooled/ Early Purchase Option" (the "ASAP Plus" program), which reduced the rate of interest charged to the Company on the loans held for sale. In addition, the increased usage of bulk sales and co-issue transactions resulted in an increase in the length of time loans were held for sale, which allowed the Company to further benefit from its positive net interest margin.

    OTHER INCOME. Other income increased to $2.0 million for the three months ended June 30, 1999, from $307,000 for the same period in 1998, an increase of $1.7 million, or 542%. Other income for the first six months of 1999 was $2.7 million, an increase of $2.3 million, or 533%, as compared to $434,000 for the same period in 1998. The increases in other income were due primarily to income generated from the issuance of title insurance policies prepared for borrowers by a wholly-owned subsidiary, which was contributed to the Company in April 1998 by its principal stockholders. Additionally, the Company formed a bundled services business during the second quarter of 1999, which sells products and services necessary in obtaining a loan.

EXPENSES

    The Company's expenses largely consist of (1) commissions paid to loan originators on closed loans; (2) loan-related expenses, consisting of fees paid to third parties for appraisal and credit report services and reserves for potential loan repurchase and premium recapture obligations; (3) salaries and benefits paid to employees other than loan originators; (4) general and administrative expenses, such as occupancy costs, office expenses, travel expenses and professional services fees; and (5) depreciation and amortization expense related principally to the Company's facilities, computers and intangible assets associated with acquisitions. A substantial portion of these expenses is variable in nature. Commissions paid to loan originators are 100% variable, while loan-related expenses are nearly 100% variable, and both fluctuate based upon the dollar volume of loans originated.

    COMMISSIONS. Commissions expense increased to $16.2 million for the first quarter of 1999, from $4.6 million for the same period in 1998, an increase of $11.6 million, or 251%. Commissions expense for the first six months of 1999 was $31.6 million, an increase of $22.2 million, or 235%, as compared to $9.4 million for the same period in 1998. The increases in commissions expense were due primarily to higher loan origination volume. As a percentage of total revenues, commissions increased to 39% for both the three months and six months ended June 30, 1999, from 33% and 34% for the same periods in 1998 due primarily to higher average production per loan officer.

    LOAN-RELATED EXPENSES. Loan-related expenses increased to $1.6 million for the quarter ended June 30, 1999, from $1.2 million for the same period in 1998, an increase of $0.4 million, or 37%. Loan-related expenses were $5.3 million for the first six months of 1999, an increase of $2.3 million, or 73%, as compared to $3.0 million for the same period in 1998. The increases in loan-related expenses resulted primarily from the higher volume of loans closed during the 1999 periods. Loan-related expenses represented 4% and 6% of total revenues for the second quarter and first six months of 1999, respectively, as compared to 9% and 11% for the same periods in 1998. The decreases in loan-related expenses as a percentage of total revenues for the second quarter and first six months of 1999 resulted primarily from the timing of loan sales at the end of the respective periods. Loans held for sale were $364.4 million at June 30, 1999, as compared to $121.5 million at June 30, 1998. Because the Company must defer the revenues and expenses associated with loans closed, but not yet sold, the greater balance in loans held for sale at June 30, 1999 resulted in a significantly higher expense deferral during the second quarter and first six months of 1999, as compared to the same periods in 1998.

    SALARIES AND BENEFITS. Salaries and benefits increased to $12.0 million for the quarter ended June 30, 1999, from $3.5 million for the same period in 1998, an increase of $8.5 million, or 242%. Salaries and benefits were $21.0 million for the first six months of 1999, an increase of $14.2 million, or 210%, as compared to $6.8 million for the same prior-year period. Salaries and benefits represented 29% and 26% for the second quarter and first six months of 1999, respectively, as compared to 26% and 25% for the same periods in 1998. The increases in personnel expenses, on an absolute basis and as a percentage of total revenues, related primarily to the Pacific Guarantee, Mortgage Market and First City acquisitions, as well as the hiring associated with building the infrastructure to support a significantly larger, newly-public company. As of June 30, 1999, excluding loan originators, the Company employed approximately 1,000 people, compared to approximately 715 people at December 31, 1998 and approximately 430 people at June 30, 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $5.5 million for the second quarter of 1999, from $2.1 million for the same period in 1998, an increase of $3.4 million, or 159%. General and administrative expenses were $12.0 million, an increase of $7.8 million, or 185%, as compared to $4.2 million in the first six months of 1998. The increases in general and administrative expenses were due primarily to the following factors: an increase in occupancy costs as a result of the opening of the Company's new corporate headquarters in Chicago and 15 company-owned branches opened since June 30, 1998; the Pacific Guarantee, Mortgage Market and First City acquisitions; and expenses that fluctuate with increases in loan volume, such as office supplies, telephone, computers and delivery charges. General and administrative expenses represented 13% and 15% of total revenues for the second quarter and first six months of 1999, as compared to 15% for both the second quarter and first six months of 1998.

    DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased to $838,000 for the quarter ended June 30, 1999, from $250,000 for the same period in 1998, an increase of $588,000, or 235%. Depreciation and amortization expenses were $1.3 million for the six months ended June 30, 1999, an increase of $853,000, or 190%, over $450,000 for the same period in 1998. The increases in depreciation and amortization expenses were primarily attributable to the following factors: purchases of additional equipment and leasehold improvements for new branches opened since June 30, 1998 and the Company's new corporate headquarters; the continued development of the Company's proprietary in-house mortgage banking system; and goodwill and other intangible assets attributable to the Pacific Guarantee, Mortgage Market and First City acquisitions. Depreciation and amortization expenses represented approximately 2% of total revenues for both the second quarter and first six months of 1999 and 1998. The Company expects these expenses to continue to increase on an absolute basis in the second half of 1999 as a result of additional amortization of intangible assets recorded from the 1998 acquisitions, expansion of existing operations, new branch openings, additional acquisitions and further banking systems development.

INCOME TAXES

    The Company recorded income tax expense of approximately $677,000 for the second quarter and first six months of 1999, representing the tax provision for the Company's pre-tax earnings for the period subsequent to its conversion to C corporation status. The effective tax rate for the period covered by the C corporation status was 39%. The Company also recorded an income tax benefit of approximately $855,000 for the second quarter and first six months of 1999 due to its S corporation conversion.

NET INCOME

    The Company reported net income of $5.9 million and $10.8 million for the second quarter and first six months of 1999, respectively, as compared to $2.1 million and $3.7 million for the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1999, the Company held approximately $9.2 million of cash and cash equivalents, as compared to $12.1 million at December 31, 1998.

    For the six months ended June 30, 1999, cash and cash equivalents decreased approximately $2.9 million. The primary sources and uses of cash and cash equivalents during the six months ended June 30, 1999 were as follows: (1) cash provided by operating activities of approximately $154.4 million due primarily to the net income earned during the period of $10.8 million and the timing of loan sales; (2) cash used in financing activities of approximately $150.8 million due primarily to the repayments of the warehouse lines of credit of $157.9 million and dividends paid of $20.0 million, including approximately $12.8 million paid out of the net proceeds from the Offering, (related to the distribution of retained earnings for the period in which the Company operated as on S corporation), offset partially by the net proceeds from the initial public offering of $31.8 million; and (3) cash used in investing activities of approximately $6.6 million due to cash payments for acquisition activity of $3.8 million and purchases of fixed assets of $2.8 million.

    Adequate credit facilities and other sources of funding, which permit the Company to fund the loans it originates, are essential to its ability to close loans through its mortgage bank. Net working capital was $25.2 million at June 30, 1999, compared to $11.8 million at December 31, 1998. After using available working capital, the Company borrows money to fund its loan closings and repays these borrowings as the loans and the accompanying servicing rights are sold. As of June 30, 1999, the Company utilized one credit facility with a current maximum borrowing amount of $250 million to fund loan closings through its mortgage bank. As of June 30, 1999, the Company also had outstanding indebtedness under other warehouse facilities which were not being used to fund new loans. Loans under the warehouse facilities bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan, as well as the ratio of its liabilities to its tangible net worth. The Company is required to comply with various operating and financial covenants under this warehouse facility.

    As of June 30, 1999, the Company's borrowings under its warehouse facilities increased to $218.7 million from $170.2 million as of December 31, 1998. The Company had a maximum of $40.1 million available for additional borrowings as of June 30, 1999. At June 30, 1999, loans held for sale were $364.4 million, compared to $467.3 million at December 31, 1998.

    Under the ASAP Plus program, Fannie Mae funds the Company on the loans it delivers to Fannie Mae on a continual whole-loan basis upon receipt of the appropriate mortgage collateral. The funding price is determined by the daily Fannie Mae 30-day cash window price. At such time, the Company agrees to deliver mortgage loans to Fannie Mae and assign any related trades. The Company then redelivers all loans in the ASAP Plus program to reflect related forward pricing on a monthly basis. Fannie Mae purchases the mortgage loans for cash upon receipt of complete and accurate mortgage pool and other documentation. On June 30, 1999, the Company had an outstanding balance of approximately $126.3 million on the ASAP Plus line in repurchase agreements with Fannie Mae, with interest accruing at 5.43%.

    The Company also makes regular use of uncommitted lines of credit and purchase and sale agreements, such as repurchase agreements, provided by major investment banks. These facilities permit the Company to diversify its borrowing resources, while accelerating the turnover of mortgage loans in inventory, reducing interest costs and permitting greater origination volumes. These agreements are not committed facilities and may be terminated at the discretion of the repurchase investor. The Company currently has two uncommitted, whole-loan repurchase agreements with major investment banks. Under the terms of these agreements, the Company may pledge mortgage loans originated to obtain additional liquidity while mortgage loans are held until sold through whole-loan sales. Amounts outstanding under these agreements at June 30, 1999 and December 31, 1998 were $26.3 million and $29.6 million, respectively.

    The Company's warehouse facilities contain a number of covenants that, among other things, requires the Comapny to maintain a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth. The warehouse facilities also contain covenants that limit the Company's ability to (1) transfer or sell assets; (2) create liens; (3) pay dividends; (4) enter into transactions with the Company's affiliates; or (5) enter into a merger, consolidation or sale of substantially all of the Company's assets.

    The Company has a $500,000 operating line of credit for working capital requirements from a commercial bank. The operating line of credit is secured by a pledge of the Company's assets, other than loans securing the Company's warehouse facilities. The Company has approximately $360,000 in letters of credit held against this operating line of credit. The operating line of credit is renewable from time to time and expires on July 15, 2003.

    The Company's cash flows from operations, existing cash balances and funds available under its working capital credit facilities are expected to be sufficient to meet the Company's liquidity requirements for the next 12 months. The Company does, however, expect to continue its expansion and expects that eventually it will need to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings. The Company has no commitments for any such additional financings, and the Company cannot assure that it will be able to obtain any such additional financing at the times required and on terms and conditions acceptable to the Company. In such event, the Company's growth could slow and operations could be adversely affected.

YEAR 2000 COMPLIANCE

    The year 2000 issue concerns the ability of automated applications to process date-dependent processes, calculations and information by properly interpreting the year. The year 2000 issue could potentially impact the Company's business-critical computerized applications relating to, among others, loan origination, servicing, pipeline management, hedging, payroll, financing and financial accounting and reporting. In addition, other non business-critical systems and services may also be affected. The Company has assembled an internal project team composed of executive personnel and personnel from the information systems, operations and finance departments to (1) assess the readiness of the Company's systems, vendors and suppliers, third-party service providers, customers and financial institutions; (2) replace or correct through program changes all non-compliant applications; and (3) develop contingency plans in the event systems and services are not compliant.

    The readiness assessment phase of the project is complete and consisted of a detailed assessment and testing of substantially all internal systems, including non-information-technology systems. The replacement phase of the project has been substantially completed at most of the Company's principal operation centers.

    Because most of the Company's computer hardware and software is less than two years old and has been certified as year 2000 compliant, the Company has not been required to incur significant expenses to ensure year 2000 compliance. The Company believes that its exposure to year 2000-related hardware and software problems is lower than if it used older equipment or software. To date, its costs to become year 2000 compliant have been less than $100,000. The Company does not expect that the total cost of making its computer systems year 2000 compliant will exceed $100,000. However, the actual cost to become year 2000 compliant is subject to certain risks and uncertainties including, among others, the Company's ability to timely identify all affected business-critical systems, and the readiness of service providers, vendors and suppliers, and the Company's financial institutions and significant customers. In addition, the Company has not been required to defer any information technology projects due to the year 2000 issue. If the Company is unsuccessful in correcting its business-critical systems and processes affected by the year 2000 issue, its results of operations or financial condition could be materially adversely affected. If the Company's service providers, vendors and suppliers or its financial institutions and significant customers are adversely affected by the year 2000 issue, its operations could face substantial interruptions and its business and financial condition could be materially and adversely affected. These third party risks include possible interruptions in the Company's ability to fund loans utilizing its warehouse facilities, its ability to sell loans to Fannie Mae and other investors, its ability to originate mortgages over the Internet and its hedging systems' ability to link to financial data. The Company has contacted each of these parties and are seeking assurance from them that their systems are year 2000 compliant. Although the Company is in the process of developing contingency plans, in the event its key service providers, vendors or suppliers experience year 2000 issues, such contingency plans may not be effective. The Company does not expect the cost of developing such plans to exceed $100,000, although no assurance to that effect can be given.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"), which will become effective for financial statements for the calendar year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Company has adopted SOP 98-1 and the impact on its financial condition or results of operations has not been material.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be carried on the balance sheet at fair value and changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the standard. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The type of accounting to be applied varies depending upon whether the nature of the exposure that is being hedged is classified as one of three hedged risks defined in the statement: change in fair value, change in cash flows and change in foreign-currency. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company believes that the adoption of this statement will not have a material effect on its financial position or results of operations.

RECENT DEVELOPMENTS

    In July 1999, the Company adopted a plan to discontinue the operations relating to its subsidiary, Infiniti Mortgage, L.L.C. ("Infiniti"). Infiniti was originally created to originate and sell non-prime mortgages. As a result, the Company currently does not actively originate mortgages in the non-prime sector. The Company does not anticipate that the discontinuance of this business will have a material impact on its future operations.

SAFE HARBOR PROVISION

    This Form 10-Q contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. The words "believes," "expects," "anticipates," "estimates," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and if no date is provided, then such statements speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, as well as those disclosed in the Company's prospectus filed with the Securities and Exchange Commission as part of its Registration Statement on Form S-1 (Registration No. 333-74883), could cause future results to differ materially from historical results or those anticipated; (1) the level of demand for mortgage credit and ancillary services, which is affected by such external factors as the level of interest rates; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's mortgage banking and ancillary service operations; and (5) competition within the mortgage banking and various ancillary service industries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk is the risk that unfavorable changes in net income and in the value of certain assets and liabilities will result from adverse fluctuations in market rates and prices. Interest rate volatility is the largest market risk affecting Prism Financial. The Company utilizes a risk management program to mitigate exposure resulting from interest rate fluctuations. Accordingly, the Company continuously hedges the value of mortgage loans held for sale and in its pipeline, except for non-prime loans.

    In the normal course of business, derivative financial instruments, such as forward contracts and options, are used to manage interest rate exposure and resale pricing risk. The Company's management evaluates, on an initial and on-going basis, the effectiveness of each hedge contract's correlation with an existing asset. Hedge gains or losses are deferred and recognized as a component of the gain or loss on the sale of the underlying mortgage loans or mortgage-backed securities. Hedge losses are immediately recognized if the deferral of such losses would result in mortgage loans held for sale or mortgage loans in the pipeline being valued in excess of their estimated net realizable value. Premiums on option contracts are expensed over the term of the option contract.

    The Company's hedging policies generally require that it hedges the projected portion of its committed pipeline with forward contracts or with options on treasury securities. The mortgage loans that are to be delivered under these contracts are fixed- or adjustable-rate loans, corresponding with the composition of the Company's inventory and committed pipeline. The Company hedges its closed loans held for sale by using whole-loan sale commitments to ultimate investors and forward contracts. The Company does not purchase hedging instruments for trading purposes nor does it speculate on the direction of interest rates in its risk management procedures. The Company tests its hedges on a daily basis to ensure that its maximum exposure does not exceed the limits set by its board of directors.

    While the Company does not anticipate nonperformance by any counterparty, the Company is exposed to potential credit losses in the event of nonperformance by the counterparties to the various instruments. The Company manages credit risk with respect to forward contracts and whole-loan sales commitments through the following policies: by entering into agreements with entities approved by senior management; by attempting to limit the Company's credit exposure on forward sales arrangements by entering into forward sales contracts solely with institutions that the Company believes are sound credit risks; and by limiting exposure to any single counterparty by selling to a number of investors. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price. Since the Company only purchases options which allow it at its option to purchase or sell a financial instrument, the Company's exposure at any time is limited to the premium paid to purchase the option.

    The Company evaluates its prescribed risk limits against a +/- two-point change in the price of a benchmark mortgage-backed security, which price moves inversely with market interest rates. On a daily basis, the Company performs a sensitivity analysis, evaluating its current hedged position of closed loans and mortgage loans in the pipeline and assessing the net exposure of these loans against a spectrum of price change scenarios for the benchmark mortgage-backed security. This modeling technique measures net changes in the fair value of the loans, as determined by the net exposure of the aggregate face value of closed loans and loans in the pipeline.

    As of June 30, 1999, the Company used a 7% Fannie Mae, 30-year security as its benchmark for performing the sensitivity analysis. The Company assessed its exposure for loans in the pipeline, which are off-balance sheet, as well as mortgage loans held for sale, using the price change spectrum discussed above. A two-point decrease in the benchmark security would have decreased the total anticipated gains on loans in the pipeline and loans held for sale by approximately $337,000, or 6.4 basis points, as of June 30, 1999. A two-point increase in the benchmark security would have decreased the total anticipated gains on loans in the pipeline and loans held for sale by approximately $217,000, or 4.1 basis points, as of June 30, 1999. The Company does not believe that a swing in interest rates at June 30, 1999 would have materially affected the net fair values recorded for loans held for sale, or any other financial instruments recorded at that date. This analysis is limited by the fact that it was performed at a certain point in time and does not incorporate other market factors at that time.

    At June 30, 1999 and December 31, 1998, the Company had open forward commitments with a total notional amount of approximately $405 million and $670 million, respectively, to sell mortgage loans with varying settlement dates up to September 1999. On June 30, 1999, options to sell treasuries through August 1999 with a total notional amount of approximately $14 million were outstanding. No options were outstanding at December 31, 1998. The Company also hedges its loans held for sale by using whole-loan sale commitments to ultimate investors, which totaled $36.7 million and $28.4 million at June 30, 1999 and December 31, 1998, respectively.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    A. CHANGES IN CERTIFICATE OF INCORPORATION AND BY-LAWS

    Prior to the Offering, the Company's Board of Directors approved the amended and restated certificate of incorporation which, among other things, (1) increases the number of shares of authorized stock to 110 million, including 100 million shares of common stock, par value $0.01 per share, and 10 million shares of preferred stock, par value $0.01 per share, (2) provides for a Board of Directors divided into three classes, with each director serving a staggered three-year term ending on the first, second or third succeeding annual meeting of stockholders of the Company, (3) provides indemnification to the Company's officers and directors to the fullest extent authorized or permitted by law and
(4) provides that any action required or permitted to be taken by the stockholders of the Company must be effected at an annual or special meeting of the stockholders and that the stockholders cannot consent in writing to the taking of any action. Prior to the Offering, the Company's Board of Directors also approved the Company's amended and restated by-laws.

    C.  SALES OF UNREGISTERED SECURITIES

    Immediately prior the the Offering, each stockholder of Prism Mortgage exchanged all of his/her shares of common stock of Prism Mortgage for shares of common stock of Prism Financial at an exchange ratio of one share of Prism Mortgage common stock for 102.69 shares of common stock of Prism Financial. In addition, in connection with the acquisitions of Pacific Guarantee Mortgage Corporation ("Pacific Guarantee") and Mortgage Market, Inc. ("Mortgage Market"), upon closing of the Offering, Prism Financial issued 226,319, 177,710, 44,892, 127,411 and 53,542 shares of common stock, respectively, to Mr. William D. Osenton, Mr. Bruce P. Barbera, an independent contractor affiliated with Pacific Guarantee, the employee incentive and retention plan for employees of Pacific Guarantee, and the employee incentive and retention plan for employees of Mortgage Market.

    D. USE OF PROCEEDS

    On May 28, 1999, the Company completed the Offering of 2,500,000 shares of Common Stock at a price of $14.00 per share for gross proceeds to the Company of $35,000,000. The Offering was underwritten by a group of underwriters for which William Blair & Company, ABN AMRO Rothschild and U.S. Bancorp Piper Jaffray (the "Underwriters") served as representatives. The effective date of the Company's Registration Statement on Form S-1 (file number 333-74883) in connection with the Offering was May 24, 1999. The Offering closed on May 28, 1999 after the sale of all the securities registered.

    The following table provides information concerning the estimated amount of expenses incurred for the Company's account in connection with the Offering through June 30, 1999:

                                                                                   PAYMENTS TO
                                                                                 "AFFILIATES"(1)    PAYMENTS TO OTHERS
                                                                               -------------------  ------------------
Underwriting discounts and commissions.......................................       $       0          $  2,450,000
Finder's fees................................................................               0                     0
Expenses paid to or for underwriters.........................................               0                     0
Other expenses...............................................................               0               727,906
                                                                                           --
                                                                                                    ------------------
  Total expenses.............................................................       $       0          $  3,177,906
                                                                                           --
                                                                                           --
                                                                                                    ------------------
                                                                                                    ------------------

    The estimated net Offering proceeds to the Company after deducting the total estimated expenses described above is $31,822,094. The following table provides information concerning the amount of the net Offering proceeds to the Company used for the following purposes through June 30, 1999:

                                                                                  PAYMENTS TO
                                                                                 "AFFILIATES"(1) PAYMENTS TO OTHERS
                                                                                 -------------  ------------------
Construction of plant, building and facilities.................................  $           0    $            0
Purchase and installation of machinery and equipment...........................              0                 0
Purchases of real estate.......................................................              0                 0
Acquisition of other business(es)..............................................              0                 0
Repayment of indebtedness, including credit facilities.........................        857,082        18,185,715
Working capital................................................................              0                 0
Temporary investment...........................................................              0                 0
Other purposes (S corporation distributions)...................................  $  12,779,297                 0
                                                                                 -------------  ------------------
  Total uses...................................................................  $  13,636,379    $   18,185,715
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------

(1) Affiliates represent directors and officers of the Company and their associates, persons owning ten percent or more of any class of equity securities of the Company and other affiliates of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Prior to the Offering, the Company's sole stockholder, Prism Mortgage, pursuant to written consents dated March 23, 1999 and May 24, 1999, (1) approved the Company's amended and restated certificate of incorporation and amended and restated bylaws, (2) elected Ms. Pritzker and Messrs. Hochberg, Krasny and Wellek to serve as directors of the Company in addition to the current directors of the Company, (3) approved the Company's 1999 Employee Stock Purchase Plan and
(4) approved the Company's 1999 Omnibus Stock Incentive Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. EXHIBITS

Exhibit 2.1         Form of Share Exchange Agreement (incorporated by reference to Exhibit
                    2.1 to the Company's Registration Statement on Form S-1 (Registration No.
                    333-74883)).

Exhibit 3.1         Form of Amended and Restated Certificate of Incorporation of the
                    Registrant (incorporated by reference to Exhibit 3.1 to the Company's
                    Registration Statement on Form S-1 (Registration No. 333-74883)).

Exhibit 3.2         Form of Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                    S-1 (Registration No. 333-74883)).

Exhibit 4.1         Specimen Certificate for the Registrant's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form
                    S-1 (Registration No. 333-74883)).

Exhibit 4.2         Form of Registration Rights Agreement (incorporated by reference to
                    Exhibit 4.3 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-74883)).

Exhibit 10.1        Form of 1999 Omnibus Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                    Form S-1 (Registration No. 333-74883)).

Exhibit 10.2*       Agreement for the Purchase and Sale of the Capital Stock of Pacific
                    Guarantee Mortgage Corporation, dated as of July 31, 1998, by and between
                    Prism Mortgage Company and William D. Osenton and Bruce P. Barbera
                    (incorporated by reference to Exhibit 10.2 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-74883)).

Exhibit 10.3*       Agreement for the Purchase and Sale of the Capital Stock of Mortgage
                    Market, Inc., dated as of September 30, 1998, by and among Prism Mortgage
                    Company and Martin E. Francis, Kenneth Bartley, Melissa Stashin and Curt
                    Vanderzanden (incorporated by reference to Exhibit 10.3 to the Company's
                    Registration Statement on Form S-1 (Registration No. 333-74883)).

Exhibit 10.4*       Prism Equity Value Plan, effective as of August 31, 1998, by Prism
                    Mortgage Company and by personnel of Pacific Guarantee Mortgage
                    Corporation (incorporated by reference to Exhibit 10.4 to the Company's
                    Registration Statement on Form S-1 (Registration No. 333-74883)).

Exhibit 10.5*       Executive Employment Agreement, dated as of July 31, 1998, by and between
                    Pacific Guarantee Mortgage Corporation and William D. Osenton
                    (incorporated by reference to Exhibit 10.5 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-74883)).

Exhibit 10.6*       Executive Employment Agreement, dated as of September 30, 1998, by and between Mortgage Market, Inc. and Martin E. Francis (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form
                    S-1 (Registration No. 333-74883)).

Exhibit 10.7        Prism 2000 Profit Sharing Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No.
                    333-74883)).

Exhibit 10.8        Credit Agreement, dated as of March 31, 1999, among Prism Mortgage
                    Company and its subsidiaries, the lending institutions listed on the signature pages thereto and The First National Bank of Chicago, as Agent
                    (incorporated by reference to Exhibit 10.8 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-74883)).

Exhibit 10.9*       First Amendment to Purchase and Sale Agreement, entered into on April 25,
                    1999, by and among Bruce Barbera and William Osenton and Prism Mortgage
                    Company (incorporated by reference to Exhibit 10.9 to the Company's
                    Registration Statement on Form S-1 (Registration No. 333-74883)).

Exhibit 10.10       Second Amendment to Purchase and Sale Agreement, entered into on April
                    27, 1999, by and among Bruce Barbera and William Osenton and Prism
                    Mortgage Company (incorporated by reference to Exhibit 10.10 to the
                    Company's Registration Statement on Form S-1 (Registration No.
                    333-74883)).

Exhibit 10.11       Third Amendment to Purchase and Sale Agreement, entered into as of May
                    11, 1999, by and among Bruce Barbera and William Osenton and Prism
                    Mortgage Company (incorporated by reference to Exhibit 10.11 to the
                    Company's Registration Statement on Form S-1 (Registration No.
                    333-74883)).

Exhibit 10.12       Fourth Amendment to Purchase and Sale Agreement, entered into as of May
                    19, 1999, by and among Bruce Barbera and William Osenton and Prism
                    Mortgage Company (incorporated by reference to Exhibit 10.12 to the
                    Company's Registration Statement on Form S-1 (Registration No.
                    333-74883)).

Exhibit 10.13       Prism Financial Corporation Amended and Restated 1999 Employee Stock
                    Purchase Plan (incorporated by reference to Exhibit 99.3 to the Company's
                    Registration Statement on Form S-8 (Registration No. 333-81889)).

Exhibit 11.1        Statement Regarding Computation of Per Share Earnings.

Exhibit 21.1        Subsidiaries of Prism Financial Corporation.

Exhibit 27.1        Financial Data Schedule.

* Portions of this exhibit have been omitted pursuant to a confidential treatment request filed with, and granted by, the Securities and Exchange Commission.

    B.  REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.