Form 10-Q
period 1999-09-30
PRISM FINANCIAL CORP
filed 1999-11-15
CIK 1081389

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 1999
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to
Commission File Number: 0-19058

PRISM FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4279417
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

440 North Orleans, Chicago, Illinois 60610
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (312) 494-0020

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 12, 1999, there were outstanding 14,625,171 shares of Common Stock, par value $0.01, of the registrant.

PRISM FINANCIAL CORPORATION AND SUBSIDIARIES
QUARTER ENDED September 30, 1999
INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998	3
Consolidated Statements of Income for the three months and nine months ended September 30, 1999 (unaudited) and 1998 (unaudited)	4
Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1999 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (unaudited) and 1998 (unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	24
SIGNATURES	25

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30, 1999	As of December 31, 1998
	(unaudited)
ASSETS
Cash and cash equivalents	$16,201,019	$12,123,893
Loans held for sale	198,206,110	467,254,128
Loan fees and other receivables, net of allowance of $651,504 and $350,000, respectively	21,111,238	14,206,790
Furniture, fixtures and equipment, net	10,190,711	4,284,214
Intangible assets, net	15,835,055	2,920,336
Investments in and advances to affiliates	—	67,419
Properties held for sale	34,380,398	—
Other assets	9,228,352	2,765,314
Net assets of discontinued operations	1,199,625	—

Total assets	$306,352,508	$503,622,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Loans sold under agreements to repurchase	$12,235,669	$292,626,673
Warehouse lines of credit	194,782,080	170,217,137
Current portion of long-term debt	145,567	729,249
Commissions payable	3,297,867	4,290,899
Accounts payable	2,410,506	2,548,732
Accrued interest payable	2,832,001	2,153,402
Payable to affiliates	—	148,562
Capital contributions payable	23,588,865	—
Accrued expenses and other liabilities	16,393,739	10,406,306
S corporation distribution notes	2,750,000	—
Long-term debt	112,287	4,297,836
Minority interest	65,012	—

Total liabilities	258,613,593	487,418,796

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 14,625,171 and 11,495,297 shares issued and outstanding, respectively	146,252	114,953
Additional paid-in capital	42,523,953	4,002,779
Retained earnings	5,068,710	12,085,566

Total stockholders' equity	47,738,915	16,203,298

Total liabilities and stockholders' equity	$306,352,508	$503,622,094

See accompanying notes to consolidated financial statements.

PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues:
Loan origination income	$26,340,600	$14,485,364	$77,538,109	$33,818,806
Net premium income	2,955,692	1,791,818	16,191,288	4,847,754
Loan-related fees	5,356,642	2,933,696	15,585,839	4,733,717
Net interest income	2,055,261	354,119	4,336,885	918,763
Net syndication income	3,113,120	—	3,113,120	—
Other	2,454,928	501,285	5,186,290	925,114

	42,276,243	20,066,282	121,951,531	45,244,154

Expenses:
Commissions	15,727,493	7,897,920	46,430,995	16,521,959
Loan-related expenses	3,343,161	2,688,359	8,450,910	5,510,513
Salaries and benefits	10,143,710	3,494,667	30,263,079	9,379,544
General and administrative expenses	6,242,475	2,457,322	17,614,821	5,825,673
Depreciation and amortization	884,827	449,014	2,147,503	899,014
Other	3,670	51,147	169,321	104,221

	36,345,336	17,038,429	105,076,629	38,240,924

Income from continuing operations before income taxes	5,930,907	3,027,853	16,874,902	7,003,230
Provision for income taxes	2,313,054	—	3,034,245	—
Income tax benefit due to conversion of "S" corporation	—	—	(854,683)	—

Income from continuing operations	3,617,853	3,027,853	14,695,340	7,003,230

Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	—	216,345	(243,629)	(15,868)
Loss on disposal, net of income taxes	(462,027)	—	(462,027)	—

Net income	$3,155,826	$3,244,198	$13,989,684	$6,987,362

Earnings per share- Basic:
Earnings per share from continuing operations	$0.25	$0.29	$1.13	$0.67

Earnings per share from discontinued operations	$(0.03)	$0.02	$(0.05)	$—

Net earnings per share	$0.22	$0.31	$1.08	$0.67

Earnings per share- Diluted:
Earnings per share from continuing operations	$0.25	$0.29	$1.12	$0.67

Earnings per share from discontinued operations	$(0.03)	$0.02	$(0.05)	$—

Net earnings per share	$0.22	$0.31	$1.07	$0.67

Weighted average number of shares outstanding:
Basic	14,625,171	10,556,629	12,974,248	10,388,875

Diluted	14,695,804	10,619,732	13,048,500	10,452,607

Pro forma data:
Income from continuing operations before income taxes		$3,027,853	$16,874,902	$7,003,230
Pro forma provision for income taxes		1,180,863	6,581,212	2,731,260

Pro forma income from continuing operations		$1,846,990	$10,293,690	$4,271,970

Pro forma earnings per share from continuing operations:
Basic		$0.13	$0.70	$0.29

Diluted		$0.13	$0.70	$0.29

Pro forma weighted average number of shares outstanding:
Basic		14,625,171	14,625,171	14,625,171

Diluted		14,688,274	14,699,423	14,688,903

See accompanying notes to consolidated financial statements.

PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended September 30, 1999
(unaudited)

	Shares	Amount
Common stock:
Balance at beginning of period	11,495,297	$114,953
Stock issued in initial public offering	2,500,000	25,000
Stock issued for acquisitions as additional consideration and deferred compensation	629,874	6,299

Balance at end of period	14,625,171	$146,252

Additional paid-in capital:
Balance at beginning of period		$4,002,779
Stock issued for initial public offering, net of underwriting discounts		32,525,000
Stock issued for acquisitions as additional consideration and deferred compensation		8,811,943
Capital contribution		99,998
Distribution notes payable to S corporation stockholders in connection with conversion to a C corporation		(1,781,460)
Initial public offering costs		(1,134,307)

Balance at end of period		$42,523,953

Retained earnings:
Balance at beginning of period		$12,085,566
Net income		13,989,684
Cash dividends		(20,038,000)
Distribution notes payable to S corporation stockholders in connection with conversion to a C corporation		(968,540)

Balance at end of period		$5,068,710

Total stockholders' equity		$47,738,915

See accompanying notes to consolidated financial statements.

PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	1999	1998
Cash flows from operating activities:
Net income	$13,989,684	$6,987,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,147,503	899,014
Non-cash compensation	158,090	—
Provision for loan and servicing losses	191,504	533,342
Equity in net income of affiliates	(8,916)	(31,508)
Distributions from affiliates	76,335	33,668
Proceeds from sales of loans	3,115,057,180	1,262,590,884
Loans originated	(2,807,543,906)	(1,341,321,173)
Changes in assets and liabilities, net of acquisitions:
Loan fees and other receivables	(853,353)	(2,509,865)
Properties held for sale	191,443	—
Other assets	(1,615,296)	(1,664,799)
Commissions payable	(1,793,097)	607,592
Accounts payable	(1,621,205)	1,698,489
Accrued interest payable	399,870	223,676
Payables to affiliates	(148,562)	(40,212)
Capital contributions payable	(6,490,329)	—
Accrued expenses and other liabilities	(14,139)	1,254,397

Net cash provided by (used in) operating activities	312,122,806	(70,739,133)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(4,471,361)	(2,454,215)
Net cash (paid) received for acquisitions	(6,963,048)	545,123

Net cash used in investing activities	(11,434,409)	(1,909,092)

Cash flows from financing activities:
(Repayments of) borrowings on warehouse lines of credit, net	(303,313,700)	78,127,889
(Repayments) borrowings of long-term debt, net	(4,775,262)	3,968,668
Capital contribution	99,998	—
Proceeds from initial public offering, net of issuance costs	31,415,693	—
Dividends paid	(20,038,000)	(1,887,529)

Net cash (used in) provided by financing activities	(296,611,271)	80,209,028

Net increase in cash and cash equivalents	4,077,126	7,560,803
Cash and cash equivalents:
Beginning of period	12,123,893	1,163,971

End of period	$16,201,019	$8,724,774

See accompanying notes to consolidated financial statements.

PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements of Prism Financial Corporation and subsidiaries (collectively, "Prism Financial" or the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999.

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

NOTE 2—CHANGE IN ACCOUNTING METHOD

    For furniture, fixtures and equipment purchased since January 1, 1999, the Company has changed from a double-declining-balance method of depreciation to the straight-line method of depreciation. This change did not have a material effect on net income for the third quarter and first nine months of 1999. The Company changed its depreciation method because management believes that the straight-line method provides a better matching of costs and revenues, and the straight-line method is consistent with the depreciation methods used by other companies in the industry, including the Company's recently acquired businesses.

NOTE 3—INITIAL PUBLIC OFFERING AND RELATED MATTERS

    On May 28, 1999, the Company completed its initial public offering (the "Offering") of 2.5 million shares of common stock, $0.01 par value ("Common Stock"), at a price of $14.00 per share. The estimated net proceeds from the Offering, after deducting the underwriting discount and the estimated expenses of the Offering, were approximately $31.4 million.

    The Company's September 30, 1999 balance sheet reflects the following in connection with the Offering: (1) the increase in the Common Stock and additional paid-in capital in connection with the shares sold in the Offering, net of underwriting discounts and Offering expenses to date; (2) the payment of a $20.0 million dividend, with respect to the Company's retained earnings through March 31, 1999, including approximately $12.8 million paid out of the net proceeds from the Offering, to the stockholders of record prior to the closing of the Offering; (3) the issuance of S corporation distribution notes of approximately $2.8 million, and corresponding reductions of retained earnings and additional paid-in capital of approximately $969,000 and $1,781,000, respectively, to effect the distribution of earnings of the Company from April 1, 1999 through the closing of the Offering; (4) the establishment of a deferred tax asset of approximately $855,000 in connection with the termination of the Company's S corporation status and the closing of the Offering; and (5) the repayment of long-term debt of $7.5 million and partial repayments of obligations under the Company's then-outstanding warehouse credit facilities.

NOTE 4—INCOME TAXES

    Effective January 1, 1996, Prism Mortgage Company ("Prism Mortgage"), the predecessor to Prism Financial, with the consent of its stockholders, elected to be treated as an S corporation for federal and certain state income tax purposes. Accordingly, in lieu of corporate income taxes, the stockholders separately accounted for their pro rata share of Prism Mortgage's items of taxable income, deductions, losses and credits. Therefore, the financial statements for the periods covered by this election do not include a provision for corporate income taxes, except for Illinois personal property replacement taxes and other state income taxes that may be applicable, which are included in operating expenses.

    Since the completion of the Offering, the Company has been treated as a C corporation and has been subject to corporate income taxation. During the third quarter of 1999, the Company recorded income tax expense of approximately $2.3 million. A pro forma income tax provision has been presented as if Prism Financial had been taxable as a C corporation for federal and state income tax purposes for the entire first nine months of 1999 and for the three months and nine months ended September 30, 1998.

NOTE 5—ACQUISITIONS

    In April 1999, the Company acquired First City Financial Corp. ("First City"), a Denver-based mortgage banking company, for $2.0 million in cash, net of approximately $950,000 in cash acquired in the transaction. The purchase agreement provides for contingent consideration in each of the five years following the acquisition based on First City's net income, if any, in each of those five years. The contingent consideration is payable in cash or Common Stock. The amount of contingent consideration, if any, cannot currently be determined.

    In May 1999, the Company acquired the Mid-Atlantic portion of the mortgage banking business of a depository bank for approximately $550,000 in cash.

    At the time of the Offering, the Company issued 404,029 shares of Common Stock, valued at approximately $5.7 million, as contingent consideration with respect to the acquisition of Pacific Guarantee Mortgage Corporation ("Pacific Guarantee") during the third quarter of 1998. This amount was recorded as goodwill in the second quarter of 1999 and will be amortized over 20 years. In addition, approximately 44,892 shares of Common Stock, valued at approximately $628,000, were issued and accounted for as deferred compensation with respect to the acquisition of Pacific Guarantee. This amount will be amortized over five years. The Company also issued 127,411 and 53,542 shares of Common Stock, valued at approximately $1.8 million and $750,000, respectively, to the equity value plans of Pacific Guarantee and Mortgage Market, Inc. ("Mortgage Market") at the time of the Offering. The Company acquired Mortgage Market during the third quarter of 1998. These amounts were accounted for as deferred compensation and will be amortized over five years. The purchase agreements for Pacific Guarantee and Mortgage Market provide for the payments of additional consideration and compensation based on the future results of Pacific Guarantee, Mortgage Market and the Company. Additional payments of consideration and compensation cannot currently be determined.

    In September 1999, the Company acquired Valley Financial Corporation ("Valley"), a leading mortgage banker and broker in northern California, for approximately $600,000 in cash, net of approximately $650,000 in cash acquired in the transaction. The purchase agreement provides for contingent consideration in each of the five years following the acquisition based on Valley's net income, if any, in each of those five years. The Company has the option to pay up to 50 percent of the contingent consideration in Common Stock. The amount of contingent consideration, if any, cannot currently be determined.

    In September 1999, a newly formed subsidiary of the Company acquired substantially all of the assets of Mortgage Express, Inc. ("Mortgage Express"), the largest mortgage brokerage business in Florida, for approximately $950,000 in cash, net of approximately $200,000 in cash acquired in the transaction. The purchase agreement provides for contingent consideration in each of the seven years following the acquisition based on Mortgage Express' net income, if any, in each of those seven years. The Company has the ability to pay up to 50 percent of the contingent consideration in Common Stock at the Company's option. The amount of contingent consideration, if any, cannot currently be determined.

    Also in September 1999, the Company acquired an 80 percent interest in Apollo Housing Capital, L.L.C. ("Apollo") for approximately $1.64 million in cash, net of approximately $380,000 in cash acquired in the transaction. Apollo structures and sells interests in investment portfolios composed of affordable housing and historic rehabilitation tax credits. The Company also agreed to pay an additional $3.25 million of initial consideration, contingent upon the satisfaction of certain conditions relating to the cash flows generated by Apollo following the closing of this acquisition. In addition, the purchase agreement provides for contingent consideration in each of the eight years following the acquisition based on Apollo's net income, if any, in each of those eight years. The 20 percent interest in Apollo not acquired by the Company is currently held by AHC Holdings, L.L.C. ("AHC"). AHC has the right to require the Company to purchase the remaining 20 percent interest in Apollo beginning on January 1, 2004 or upon a change of control of Prism Financial. If AHC exercises this right, the Company would pay a purchase price based on a multiple of Apollo's average earnings during certain historical periods. If AHC requires the Company to purchase all or part of its remaining interest in Apollo, the Company will have the right to pay up to 50 percent of the purchase price in shares of its Common Stock.

    Each of the Company's acquisitions discussed above has been accounted for using the purchase method of accounting. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses of these acquisitions prior to the respective closing dates of the acquisitions.

    In accordance with the respective purchase agreements, the Company incurred approximately $2.6 million of additional costs relating to acquisitions consummated in prior periods. These costs were capitalized as goodwill in the first nine months of 1999.

NOTE 6—RELATED PARTY TRANSACTIONS

    Prism Financial acquired 80 percent of the membership interests of Apollo in September 1999. See Note 5—Acquisitions. Fifty percent of the interests in Apollo were owned by AHC and 50 percent were owned by Vision AHC, L.L.C. ("Vision"), an entity controlled by Bruce C. Abrams, Chief Executive Officer and Chairman of the Board of Directors of the Company. Vision did not receive any cash from the Company upon the Closing of the transaction. Vision is entitled to receive initial consideration of up to $3.25 million in cash only if Apollo satisfies conditions relating to available cash flows following the closing. In addition, Vision will receive a percentage of Apollo's net cash flow in 1999 following the acquisition and contingent consideration equal to a percentage of Apollo's pre-tax net income in each of the years 2000 through 2007.

    At the time of the closing of Prism Financial's acquisition of Apollo, Apollo had outstanding obligations of $500,000 under a promissory note payable to Vision. The note was paid in full prior to September 30, 1999.

NOTE 7—EARNINGS PER SHARE

    Basic earnings per share are based on the weighted average number of shares outstanding and exclude the dilutive effect of common stock equivalents. Diluted earnings per share are based on the weighted average number of shares outstanding and include the dilutive effect of common stock equivalents. For the periods presented, common stock equivalents consist of restricted stock granted to a key employee.

NOTE 8—UNAUDITED PRO FORMA FINANCIAL INFORMATION

    The pro forma financial information has been presented to show the effect on the historical results of continuing operations of the Company had it been treated as a C corporation for federal and state income tax purposes for the entire nine month period ended September 30, 1999 and for the three months and nine months ended September 30, 1998.

    The pro forma earnings per share has been presented as if the shares issued at the time of the Offering, including the shares issued to Pacific Guarantee and Mortgage Market, were outstanding as of the beginning of the nine months ended September 30, 1999 and the three months and nine months ended September 30, 1998.

NOTE 9—DISCONTINUED OPERATIONS

    On July 1, 1999, the Company adopted a plan to discontinue the operations relating to its subsidiary, Infiniti Mortgage, L.L.C. ("Infiniti"). Infiniti was created to originate and sell non-prime mortgages. As a result of the discontinuance of Infiniti's operations, the Company no longer originates loans from specialized retail branches focusing primarily on non-prime mortgages, but continues to originate non-prime loans on a limited basis through its traditional retail channels. The Company has accounted for this business as a discontinued operation in the accompanying consolidated financial statements for all periods presented, with a measurement date of July 1, 1999. For the third quarter of 1999, the Company reported a loss on disposal of this business, net of income taxes, of approximately $462,000. The Company reported a gain from discontinued operations, net of income taxes, for the third quarter of 1998 of approximately $216,000 and reported losses from discontinued operations, net of income taxes, of approximately $244,000 and $16,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company does not anticipate that the discontinuance of this business will have a material impact on its future operations.

NOTE 10—SEGMENT INFORMATION

    Prism Financial operates primarily in the mortgage origination industry. The Company has two subsidiaries that provide mortgage-related ancillary services. Illinois Guaranty Title, L.L.C. ("IGT") provides title services to in-house and third party customers, and Lender's Mortgage Services, L.L.C. ("LMS") sells products and services necessary in obtaining a loan, such as appraisals, credit reports, flood zone determination and title insurance. IGT was contributed to Prism Financial by the Company's principal stockholders on April 30, 1998. The Company formed LMS during the second quarter of 1999. Additionally, as discussed above, the Company owns an 80% interest in Apollo, which is an affordable housing and historic rehabilitation tax credit syndication business. Selected financial information of the mortgage origination, ancillary services and tax credit syndication businesses is presented below.

	Mortgage Origination	Ancillary Services	Tax Credit Syndication	Adjustments	Consolidated
Revenues:
Three months ended Sept. 30, 1999	$39,311,389	$975,118	$3,113,120	$(1,123,384)	$42,276,243
Nine months ended Sept. 30, 1999	118,344,026	2,020,618	3,113,120	(1,526,233)	121,951,531
Three months ended Sept. 30, 1998	19,745,167	321,115	—	—	20,066,282
Nine months ended Sept. 30, 1998	44,714,401	529,753	—	—	45,244,154
Income from continuing operations before income taxes:
Three months ended Sept. 30, 1999	$3,216,547	$445,086	$2,269,274	$—	$5,930,907
Nine months ended Sept. 30, 1999	13,442,794	1,162,834	2,269,274	—	16,874,902
Three months ended Sept. 30, 1998	2,764,271	263,582	—	—	3,027,853
Nine months ended Sept. 30, 1998	6,562,216	441,014	—	—	7,003,230
Identifiable assets:
At September 31, 1999	$261,742,486	$909,591	$44,230,440	$(530,009)	$306,352,508
At December 31, 1998	503,099,976	522,118	—	—	503,622,094

    The elimination adjustments reflected above relate to the following: (1) fees charged for ancillary services provided to the Company's mortgage origination segment by LMS in the amounts of $787,333 and $1,190,182 for the three months and nine months ended September 30, 1999, respectively; (2) management fee of $336,051 charged to Apollo by the mortgage origination segment for the three and nine month periods ended September 30, 1999; and (3) a receivable of $530,009 due to LMS by the mortgage origination segment as of September 30, 1999.

    As a result of the Company's entrance into the tax credit syndication business, the Company's balance sheet as of September 30, 1999 reflected two new accounts, properties held for sale and capital contributions payable. Properties held for sale relate to the limited partnership interests owned by Apollo prior to syndication. Capital contributions payable represent obligations owed to the partnerships in which Apollo holds limited partnership interests. These obligations will ultimately be assumed by the third party investors at the time of syndication, and the Company's balance sheet will reflect a corresponding reduction of capital contributions payable when syndication is complete. Additionally, the Company's statements of income for the three months and nine months ended September 30, 1999 reflect net syndication income, which represents revenue Apollo receives from selling interests in the investment funds, net of (1) the costs paid by Apollo to acquire the partnership interests that are syndicated and (2) the direct expenses associated with the syndication.

NOTE 11—INCORPORATION TRANSACTIONS

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

    Overview.  Prism Financial Corporation (collectively, "Prism Financial" or the "Company") is a leading financial services company engaged primarily in the business of originating, selling and brokering mortgage loans. The Company originated $8.3 billion in residential mortgage loans in 1998, after giving effect to the Company's 1998 acquisitions for the entire year, and $6.1 billion of loans in the first nine months of 1999, making it the third largest non-depository retail originator in the United States and the 11th largest overall. Through its network of approximately 1,200 commission-only loan originators operating out of 159 retail branches in 25 states, as of September 30, 1999, its affinity partners utilizing Prism Financial's private label on-line mortgage center and its relationships with operators of leading Internet mortgage web sites, the Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers. Prism Financial operates as both (1) a mortgage banker, underwriting, closing and funding loans, and (2) a mortgage broker, selling the loan products of over 100 different lenders.

    Since commencing operations in 1992, the Company has focused on growing its origination volume by building a retail origination network through internal growth and selective acquisitions. In addition, the Company has leveraged its state-of-the-art private label mortgage center to target affinity partners on the Internet and has established relationships with operators of Internet mortgage web sites to take advantage of growth opportunities provided by this origination channel. Prism Financial has diversified its business through the expansion of its bundled and ancillary services business and the acquisition of Apollo Housing Capital, L.L.C. ("Apollo"). Through its 80% interest in Apollo, the Company has expanded its business to include affordable housing and historic rehabilitation tax credit syndication.

    Acquisition Activity.  Selective acquisitions have contributed significantly to Prism Financial's growth. The Company's acquisition strategy is based on its ability to quickly capture synergies from acquired companies through the Company's mortgage banking operations. The synergies result from the Company's lower cost of funds and better pricing on loan sales in the secondary market. The Company reduces the risk of its acquisitions by making a significant portion of the total consideration paid dependent on the future performance of the acquired business. Since 1996, the Company has completed ten acquisitions, including nine mortgage companies.

    Income Taxes and Termination of S Corporation Status.  Effective January 1, 1996, Prism Mortgage Company ("Prism Mortgage"), the predecessor to Prism Financial, with the consent of its stockholders, elected to be treated as an S corporation for federal and certain state income tax purposes. Accordingly, in lieu of corporate income taxes, the stockholders separately accounted for their pro rata share of Prism Mortgage's items of taxable income, deductions, losses and credits. Therefore, the financial statements for the periods covered by the S corporation election do not include a provision for corporate income taxes, except for Illinois personal property replacement taxes and other state income taxes that may be applicable, which are included in operating expenses.

    Since the completion of the Company's initial public offering, the Company has been treated as a C corporation and has been subject to corporate income taxation. During the third quarter of 1999, the Company recorded income tax expense of approximately $2.3 million. A pro forma income tax provision has been presented as if Prism Financial had been taxable as a C corporation for federal and state income tax purposes for the entire first nine months of 1999 and for the three months and nine months ended September 30, 1998.

Results of operations

    The following table sets forth, for the periods indicated, information derived from the Company's statements of income expressed as a percentage of total revenues. Any trends illustrated in the following table are not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Results of operations:
Loan origination income	62.3%	72.2%	63.6%	74.8%
Net premium income	7.0	8.9	13.3	10.7
Loan-related fees	12.7	14.6	12.8	10.5
Net interest income	4.9	1.8	3.6	2.0
Net syndication income	7.3	—	2.5	—
Other	5.8	2.5	4.2	2.0

Total revenues	100.0	100.0	100.0	100.0

Commissions	37.2	39.4	38.1	36.5
Loan-related expenses	7.9	13.4	6.9	12.2
Salaries and benefits	24.0	17.4	24.8	20.7
General and administrative expenses	14.8	12.2	14.4	12.9
Depreciation and amortization	2.1	2.2	1.8	2.0
Other	*	0.3	0.1	0.2

Total expenses	86.0	84.9	86.1	84.5

Income from continuing operations before income taxes	14.0	15.1	13.9	15.5
Provision for income taxes	5.5	—	2.5	—
Income tax benefit due to conversion of "S" corporation	—	—	(0.7)	—

Income from continuing operations	8.5	15.1	12.1	15.5

Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	—	1.1	(0.2)	(0.1)
Loss on disposal, net of income taxes	(1.1)	—	(0.4)	—

Net income	7.4%	16.2%	11.5%	15.4%

Pro forma data:
Income from continuing operations before income taxes		15.1%	13.9%	15.5%
Pro forma provision for income taxes		5.9	5.4	6.1

Income from continuing operations adjusted for pro forma income tax provision.		9.2%	8.5%	9.4%

*
Not material.

Three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998

Revenues

    The Company earns revenues from the following sources: retail origination of loans; mortgage banking activities; tax credit syndication fees; and the sale of mortgage-related ancillary services. As a retail originator of loans, the Company generates loan origination income and loan-related fees through funded and brokered loans. Loan origination income consists of origination points paid by borrowers or discount points paid by wholesale lenders. Loan-related fees consist of application, documentation and processing fees paid by borrowers. On the loans closed through the Company's mortgage bank, the Company generates revenues from net premium income and net interest income. Net premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights, which are sold generally within 45 days of origination. This net gain is recognized based upon the difference between the combined selling price of the loan, and its related servicing rights, and the carrying value of the mortgage loans and servicing rights sold. Net interest income consists of the net difference between interest received on the Company's mortgage loans held for sale and interest expense paid under the Company's bank credit facilities. Through the acquisition of an 80% interest in Apollo during the third quarter of 1999, the Company has entered the affordable housing and historic rehabilitation tax credit syndication business. Apollo packages tax credits into investment funds, interests in which are then sold to outside investors. Net syndication income represents the revenue Apollo receives from selling interests in the funds, net of (1) the costs paid by Apollo to acquire the interests that are syndicated and (2) the direct expenses associated with the syndication. The Company also generates other revenue from the sale of mortgage-related services, including mortgage and title insurance policies, appraisals, credit reports and flood zone determination.

    Total revenues for the three months ended September 30, 1999 were $42.3 million, an increase of $22.2 million, or 110%, as compared to $20.1 million for the same period in 1998. Total revenues for the first nine months of 1999 were $122.0 million, an increase of $76.8 million, or 170%, as compared to $45.2 million for the first nine months of 1998. The increases in total revenues for the third quarter and first nine months of 1999 were due primarily to higher loan origination volume. Loan origination volume increased to $1.9 billion and $6.1 billion, respectively, for the three months and nine months ended September 30, 1999, as compared to $1.1 billion and $2.6 billion for the same periods in 1998. The increases in loan origination volume during these periods resulted primarily from the acquisitions of Pacific Guarantee Mortgage Corporation ("Pacific Guarantee") and Mortgage Market, Inc. ("Mortgage Market"), at the end of the third quarter of 1998. To a lesser extent, the acquisitions of First City Financial Corp. ("First City") in April 1999, Valley Financial Corporation ("Valley") in September 1999 and Mortgage Express, Inc. ("Mortgage Express") also in September 1999, as well as new branch expansion and recruitment of additional loan originators, also contributed to the growth of loan origination volume. During the three months ended September 30, 1999, the Company added over 50 loan originators, excluding acquisitions. The Company operated 159 branches at September 30, 1999, as compared to 79 branches at September 30, 1998. Excluding acquisitions, the Company has opened approximately 17 branches since September 30, 1998, net of branches closed during this period. Refinancing activity accounted for approximately 23% and 39% of the Company's origination volume during the third quarter and first nine months of 1999, respectively, as compared to approximately 44% and 47% during the same periods in 1998. The reduction in refinancing origination volume, which is interest rate sensitive, was attributable to increasing interest rates in the 1999 periods.

    Loan Origination Income.  Loan origination income increased to $26.3 million for the quarter ended September 30, 1999, from $14.5 million for the same period in 1998, an increase of $11.8 million, or 81%. Loan origination income for the first nine months of 1999 was $77.5 million, an increase of $43.7 million, or 129%, over $33.8 million for the comparable prior-year period. These increases were attributable to the growth in loan origination volume during these periods, as discussed above.

    Net Premium Income.  Net premium income increased to $3.0 million for the three months ended September 30, 1999, from $1.8 million for the same period in 1998, an increase of $1.2 million, or 67%. Net premium income for the first nine months of 1999 was $16.2 million, an increase of $11.4 million, or 238%, over $4.8 million for the comparable prior-year period. These increases resulted primarily from the higher volume of mortgage loans funded through the Company's mortgage bank, on an absolute basis. Mortgage loans sold during the three and nine months ended September 30, 1999 increased to $1.0 billion and $3.1 billion, respectively, from $595 million and $1.3 billion for the same periods in 1998.

    Loan-Related Fees.  Loan-related fees increased to $5.4 million for the three months ended September 30, 1999, from $2.9 million for third quarter in 1998, an increase of $2.5 million, or 86%. Loan-related fees for the first nine months of 1999 were $15.6 million, an increase of $10.9 million, or 232%, over $4.7 million of fees for the same period in 1998. Loan-related fees increased due to higher mortgage loan origination volume. Additionally, because application and processing fees are often waived on refinancing transactions, the smaller percentage of refinancing volume during the third quarter and first nine months of 1999, as compared to the same prior-year periods, resulted in higher loan-related fees during these periods.

    Net Interest Income.  Net interest income was $2.1 million for the third quarter of 1999, an increase of $1.7 million, or 480%, from $354,000 for the third quarter of 1998. Net interest income was $4.3 million for the first nine months of 1999, an increase of $3.4 million, or 370%, as compared to $919,000 for the first nine months of 1998. The increases in net interest income were due primarily to the following factors: the increase in loans funded by the Company's mortgage bank; a higher average balance of mortgage loans held for sale; reduction in the effective rate of interest paid by the Company to finance loans held for sale attributable to increased usage of repurchase agreements and other credit lines, including Fannie Mae's "As Soon as Pooled/Early Purchase Option" (the "ASAP Plus" program), and to the Company's new warehouse credit facility obtained in the first half of 1999; and the increased use of bulk sales and co-issue transactions, which resulted in an increase in the length of time loans were held for sale and allowed the Company to further benefit from its positive net interest margin.

    Net Syndication Income.  Net syndication income was $3.1 million for the third quarter and first nine months of 1999. Because the Company first entered the tax credit syndication business in the third quarter of 1999 with the acquisition of its 80% interest in Apollo, the Company did not earn net syndication income during 1998.

    Other Income.  Other income increased to $2.5 million for the three months ended September 30, 1999, from $501,000 for the same period in 1998, an increase of $2.0 million, or 400%. Other income for the first nine months of 1999 was $5.2 million, an increase of $4.3 million, or 465%, as compared to $925,000 for the same period in 1998. The increase in other income during the third quarter of 1999, as compared to the third quarter of 1998, was due primarily to the following factors: the Company's formation of Lender's Mortgage Services, L.L.C., a bundled services business, in the second quarter of 1999; an increase in fees earned from customer referrals to mortgage insurance partner companies; and an increase in volume bonuses on loans brokered to specific institutions. The increase in other income during the first nine months of 1999, as compared to the same period in 1998, was due to the factors discussed above, as well as to income generated from the issuance of title insurance policies prepared for borrowers by Illinois Guaranty Title, L.L.C., a wholly-owned subsidiary which was contributed to the Company in April 1998 by its principal stockholders.

Expenses

    The Company's expenses largely consist of (1) commissions paid to loan originators on closed loans; (2) loan-related expenses, consisting of fees paid to third parties for appraisal and credit report services and reserves for potential loan repurchase and premium recapture obligations; (3) salaries and benefits paid to employees other than loan originators; (4) general and administrative expenses, such as occupancy costs, office expenses, travel expenses and professional services fees; and (5) depreciation and amortization expense related principally to the Company's facilities, computers and intangible assets associated with acquisitions. The Company believes that between 70% and 80% of these expenses are variable in nature, in that they fluctuate based upon the number or dollar volume of loans originated. Commissions paid to loan originators are 100% variable, while loan-related expenses are nearly 100% variable.

    Commissions.  Commissions expense increased to $15.7 million for the third quarter of 1999, from $7.9 million for the same period in 1998, an increase of $7.8 million, or 99%. Commissions expense for the first nine months of 1999 was $46.4 million, an increase of $29.9 million, or 181%, as compared to $16.5 million for the same period in 1998. The increases in commissions expense were due primarily to higher loan origination volume. As a percentage of total revenues, commissions expense represented 37% and 39% of total revenues for the third quarter and first nine months of 1999, respectively, as compared to 38% and 37% for the same periods in 1998.

    Loan-related expenses.  Loan-related expenses increased to $3.3 million for the quarter ended September 30, 1999, from $2.7 million for the same period in 1998, an increase of $0.6 million, or 22%. Loan-related expenses were $8.5 million for the first nine months of 1999, an increase of $3.0 million, or 55%, as compared to $5.5 million for the same period in 1998. The increases in loan-related expenses resulted primarily from the higher volume of loans closed during the 1999 periods. Loan-related expenses represented 8% and 7% of total revenues for the third quarter and first nine months of 1999, respectively, as compared to 13% and 12% for the same periods in 1998. The decreases in loan-related expenses as a percentage of total revenues for the third quarter and first nine months of 1999 resulted primarily from the timing of loan sales at the end of the respective periods. Loans held for sale were $198.2 million at September 30, 1999, as compared to $184.2 million at September 30, 1998. Because the Company must defer the revenues and expenses associated with loans closed, but not yet sold, the greater balance in loans held for sale at September 30, 1999 resulted in a higher expense deferral during the third quarter and first nine months of 1999, as compared to the same periods in 1998.

    Salaries and benefits.  Salaries and benefits increased to $10.1 million for the quarter ended September 30, 1999, from $3.5 million for the same period in 1998, an increase of $6.6 million, or 189%. Salaries and benefits were $30.3 million for the first nine months of 1999, an increase of $20.9 million, or 222%, as compared to $9.4 million for the same prior-year period. Salaries and benefits represented 24% and 25% of total revenues for the third quarter and first nine months of 1999, respectively, as compared to 17% and 21% for the same periods in 1998. The increases in personnel expenses, on an absolute basis and as a percentage of total revenues, related primarily to the Pacific Guarantee, Mortgage Market and First City acquisitions and, to a lesser extent, the acquisitions of Valley, Mortgage Express and Apollo in September 1999. Additionally, the hiring associated with building the infrastructure to support a significantly larger, newly-public company contributed to the increases in salaries and benefits for these periods. These increases in salaries and benefits were offset partially by the Company's 24% reduction in its non-loan officer workforce during the third quarter of 1999. As of September 30, 1999, excluding loan originators, the Company employed approximately 975 people, compared to approximately 715 people at December 31, 1998 and approximately 680 people at September 30, 1998.

    General and administrative expenses.  General and administrative expenses increased to $6.2 million for the third quarter of 1999, from $2.5 million for the third quarter of 1998, an increase of $3.7 million, or 148%. General and administrative expenses were $17.6 million for the first nine months of 1999, an increase of $11.8 million, or 203%, as compared to $5.8 million for the same period in 1998. The increases in general and administrative expenses were due primarily to the following factors: an increase in occupancy costs as a result of the opening of several branches since September 30, 1998; an increase in general and administrative expenses associated with the acquisitions completed since the end of the third quarter of 1998, including Pacific Guarantee, Mortgage Market, First City, Valley, Mortgage Express and Apollo; and expenses that fluctuate with increases in loan volume, such as office supplies, telephone and delivery charges. General and administrative expenses represented 15% and 14% of total revenues for the third quarter and first nine months of 1999, as compared to 12% and 13% for the same periods in 1998.

    Depreciation and amortization expenses.  Depreciation and amortization expenses increased to $885,000 for the quarter ended September 30, 1999, from $449,000 for the third quarter of 1998, an increase of $436,000, or 97%. Depreciation and amortization expenses were $2.1 million for the nine months ended September 30, 1999, an increase of $1.2 million, or 133%, over $899,000 for the same period in 1998. The increases in depreciation and amortization expenses were primarily attributable to the following factors: purchases of additional equipment and leasehold improvements for new branches opened since September 30, 1998; the continued development of the Company's proprietary in-house mortgage banking system and internet technology; and additions to fixed assets, as well as goodwill and other intangible assets, attributable primarily to the Pacific Guarantee, Mortgage Market and First City acquisitions. Depreciation and amortization expenses represented approximately 2% of total revenues for both the third quarter and first nine months of 1999 and 1998. The Company expects these expenses to continue to increase on an absolute basis in the foreseeable future as a result of additional amortization of intangible assets recorded from the 1998 and 1999 acquisitions, expansion of existing operations, new branch openings, additional acquisitions and further development of the Company's banking computer systems and Internet commerce capacity.

Income taxes

    The Company recorded income tax expense of approximately $2.3 million and $3.0 million for the third quarter and first nine months of 1999, respectively, representing the tax provision for the Company's pre-tax earnings for the periods subsequent to its conversion from an S corporation to a C corporation in May 1999. The Company's effective tax rate for the portion of the first nine months of 1999 following the Company becoming a C corporation was 39%. The Company also recorded an income tax benefit of approximately $855,000 in the first nine months of 1999 due to its S corporation conversion.

Discontinued operations

    On July 1, 1999, the Company adopted a plan to discontinue the operations relating to its subsidiary, Infiniti Mortgage, L.L.C. ("Infiniti"). Infiniti was created to originate and sell non-prime mortgages. As a result of the discontinuance of Infiniti's operations, the Company no longer originates loans from specialized retail branches focusing primarily on non-prime mortgages, but continues to originate non-prime loans on a limited basis through its traditional retail channels. The Company has accounted for this business as a discontinued operation in the accompanying consolidated financial statements for all periods presented, with a measurement date of July 1, 1999. For the third quarter of 1999, the Company reported a loss on disposal of this business, net of income taxes, of approximately $462,000. The Company reported a gain from discontinued operations, net of income taxes, for the third quarter of 1998 of approximately $216,000 and reported losses from discontinued operations, net of income taxes, of approximately $244,000 and $16,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company does not anticipate that the discontinuance of this business will have a material impact on its future operations.

Net income

    The Company reported net income of $3.2 million and $14.0 million for the third quarter and first nine months of 1999, respectively, as compared to $3.2 million and $7.0 million for the same periods in 1998. The operations of Apollo contributed approximately $1.4 million to net income during the third quarter and first nine months of 1999. Excluding the operating results of Apollo, the Company would have reported net income of $1.8 million and $12.6 million for the third quarter and first nine months of 1999, respectively. Excluding the operating results of Apollo, the Company reported an increase in net income during the first nine months of 1999 over the first nine months of 1998 due to the various revenue and expense factors discussed above. As compared to the third quarter of 1998, the decrease in net income for the third quarter of 1999, excluding the operating results of Apollo, was primarily attributable to the increase in salaries and benefits expenses as a percentage of total revenues for the reasons discussed above, as well as the income tax expense of approximately $2.3 million recorded in the third quarter of 1999, with no income tax expense recorded in the third quarter of 1998.

Liquidity and capital resources

    As of September 30, 1999, the Company held approximately $16.2 million of cash and cash equivalents, as compared to $12.1 million at December 31, 1998.

    For the nine months ended September 30, 1999, cash and cash equivalents increased approximately $4.1 million. The primary sources and uses of cash and cash equivalents during the nine months ended September 30, 1999 were as follows: (1) cash provided by operating activities of approximately $312.1 million due primarily to the net income earned during the period of $14.0 million and the timing of loan sales; (2) cash used in financing activities of approximately $296.6 million due primarily to the repayments of the warehouse lines of credit of $303.3 million and dividends paid of $20.0 million, including approximately $12.8 million paid out of the net proceeds from the Company's initial public offering (related to the distribution of retained earnings for the period in which the Company operated as on S corporation), offset partially by the net proceeds from the initial public offering of approximately $31.4 million; and (3) cash used in investing activities of approximately $11.5 million due to cash payments for acquisition activity of $7.0 million and purchases of fixed assets of $4.5 million.

    Adequate credit facilities and other sources of funding, which permit the Company to fund the loans it originates, are essential to the Company's ability to close loans through its mortgage bank. Net working capital was $21.9 million at September 30, 1999, compared to $11.8 million at December 31, 1998. After using available working capital, the Company borrows money to fund its loan closings and repays these borrowings as the loans and the accompanying servicing rights are sold. As of September 30, 1999, the Company utilized one warehouse credit facility with a current maximum borrowing amount of $250 million to fund loan closings through its mortgage bank. Loans under the warehouse facility bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan, as well as the ratio of its liabilities to its tangible net worth. The Company is required to comply with various operating and financial covenants under the warehouse facility.

    As of September 30, 1999, the Company's borrowings under its warehouse facility increased to $194.8 million, from $170.2 million as of December 31, 1998. The Company had a maximum of $55.2 million available for additional borrowings as of September 30, 1999. At September 30, 1999, loans held for sale were $198.2 million, compared to $467.3 million at December 31, 1998.

    Under the ASAP Plus program, Fannie Mae funds the Company on the loans it delivers to Fannie Mae on a continual whole-loan basis upon receipt of the appropriate mortgage collateral. The funding price is determined by the daily Fannie Mae 30-day cash window price. At such time, the Company agrees to deliver mortgage loans to Fannie Mae and assign any related trades. The Company then redelivers all loans in the ASAP Plus program to reflect related forward pricing on a monthly basis. Fannie Mae purchases the mortgage loans for cash upon receipt of complete and accurate mortgage pool and other documentation. On September 30, 1999, the Company had an outstanding balance of approximately $12.2 million on the ASAP Plus line in repurchase agreements with Fannie Mae, with interest accruing at 5.96%.

    The Company also makes regular use of uncommitted lines of credit and purchase and sale agreements, such as repurchase agreements, provided by major investment banks. These facilities permit the Company to diversify its borrowing resources, while accelerating the turnover of mortgage loan inventory, reducing interest costs and permitting greater origination volumes. These agreements are not committed facilities and may be terminated at the discretion of the repurchase investor. The Company currently has two uncommitted, whole-loan repurchase agreements with major investment banks. Under the terms of these agreements, the Company may pledge mortgage loans originated to obtain additional liquidity while mortgage loans are held until sold through whole-loan sales. Amounts outstanding under these agreements at September 30, 1999 and December 31, 1998 were $37.6 million and $29.6 million, respectively.

    The Company's warehouse credit facility contains a number of covenants that, among other things, require the Company to maintain a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth. The warehouse facilities also contain covenants that limit the Company's ability to (1) transfer or sell assets; (2) create liens; (3) pay dividends; (4) enter into transactions with the Company's affiliates; or (5) enter into a merger, consolidation or sale of substantially all of the Company's assets.

    At September 30, 1999, the Company had an operating line of credit for working capital requirements from a commercial bank. This operating line of credit had a maximum borrowing limit of $4 million and was completely drawn at September 30, 1999, net of approximately $360,000 in letters of credit held against the line of credit. The Company repaid all outstanding obligations under this line of credit, and the line of credit was terminated, in October 1999. In October 1999, the Company entered into a credit agreement with a different commercial bank, providing for an operating line of credit on a revolving basis with a maximum borrowing limit of $10 million. This revolving line of credit is secured by a pledge of the Company's assets, other than loans securing the Company's warehouse facilities. As of November 12, 1999, the Company had no outstanding borrowings under the revolving line of credit, which expires on October 5, 2000.

    The Company intends to accelerate the expansion of its Internet business by investing an additional $7 million in e-commerce and Internet-related technology over the next 18 months. The Company anticipates that this investment will be funded from its cash flow from operations.

    The Company's cash flows from operations, existing cash balances and funds available under its working capital and warehouse credit facilities are expected to be sufficient to meet the Company's liquidity requirements for at least the next 12 months. However, the Company's actual cash needs will depend upon, among other things, the level and timing of the Company's acquisition activity, the level and timing of the Company's investment in its e-commerce and internet-related technology and other systems, and the results of operations. As a result, the Company may need or elect to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings. If the Company is not able to obtain any such additional financing at the times required and on terms and conditions acceptable to the Company, the Company's growth could slow and operations could be adversely affected. Any equity issuances by the Company could result in dilution to stockholders.

Year 2000 compliance

    The year 2000 issue concerns the ability of automated applications to process date-dependent functions, calculations and information by properly interpreting the year. The year 2000 issue could potentially impact the Company's business-critical computerized applications relating to, among others, loan origination, servicing, pipeline management, hedging, payroll, financing and financial accounting and reporting. In addition, other non business-critical systems and services may also be affected. The Company has assembled an internal project team composed of executive personnel and personnel from the information systems, operations and finance departments to (1) assess the readiness of the Company's systems, vendors and suppliers, third-party service providers, customers and financial institutions; (2) replace or correct through program changes all non-compliant applications; and (3) develop contingency plans in the event systems and services are not compliant.

    The readiness assessment phase of the project is complete and consisted of a detailed assessment and testing of substantially all internal systems, including non-information-technology systems. The replacement phase of the project has been substantially completed at most of the Company's principal operation centers.

    Because most of the Company's computer hardware and software is less than two years old and has been certified as year 2000 compliant, the Company has not been required to incur significant expenses to ensure year 2000 compliance. To date, its costs to become year 2000 compliant have been less than $100,000. The Company does not expect that the total cost of making its computer systems year 2000 compliant will exceed $100,000. However, the actual cost to become year 2000 compliant is subject to certain risks and uncertainties including, among others, the Company's ability to identify in a timely manner all affected business-critical systems, and the readiness of service providers, vendors and suppliers, and the Company's financial institutions and significant customers. In addition, the Company has not been required to defer any information technology projects due to the year 2000 issue. If the Company is unsuccessful in correcting its business-critical systems and processes affected by the year 2000 issue, its results of operations or financial condition could be materially adversely affected. If the Company's service providers, vendors and suppliers or its financial institutions and significant customers are adversely affected by the year 2000 issue, its operations could face substantial interruptions and its business and financial condition could be materially and adversely affected. These third party risks include possible interruptions in the Company's ability to fund loans utilizing its warehouse facilities, its ability to sell loans to Fannie Mae and other investors, its ability to originate mortgages over the Internet and its hedging systems' ability to link to financial data. The Company has contacted each of these parties and is seeking assurance from them that their systems are year 2000 compliant. Although the Company is in the process of developing contingency plans, in the event its key service providers, vendors or suppliers experience year 2000 issues, such contingency plans may not be effective. The Company does not currently expect the cost of developing such plans to exceed $100,000, although no assurance to that effect can be given.

New accounting pronouncements

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"), which became effective for financial statements for the calendar year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Company has adopted SOP 98-1 and the impact on its financial condition or results of operations has not been material.

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

Safe harbor provision

    This Form 10-Q contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause future results to differ materially from historical results or those anticipated. The words "believes," "expects," "intends," "anticipates," "estimates," "goals," "would," "could," "should" and other expressions that indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates, and if no date is provided, then such statements speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following factors, as well as those disclosed in the Company's prospectus filed with the Securities and Exchange Commission as part of its Registration Statement on Form S-1 (Registration No. 333-74883), could cause future results to differ materially from historical results or those anticipated: (1) changes in the level of demand for mortgage credit and ancillary services, which is affected by such external factors as the level of interest rates; (2) changes in interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) the loss of strategic relationships; (5) changes in federal and state government regulation of mortgage banking, the Company's ancillary service operations, and affordable housing and historic rehabilitation tax credits; (6) competition within the mortgage banking, affordable housing and historic rehabilitation tax credit and various ancillary service industries; (7) seasonal variations in demand for mortgages; (8) general economic conditions; and (9) potential difficulties in connection with our Internet growth strategy, including system failures or Internet down time, changes in government regulation of the Internet, changes in attitudes of consumers doing business over the Internet, and the need to enhance our information technology to keep pace with changes in the industry.

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

    The Company's hedging policies generally require that it hedges the projected portion of its committed pipeline with forward contracts or with options on treasury securities. The mortgage loans that are to be delivered under these contracts are fixed- or adjustable-rate loans, corresponding with the composition of the Company's inventory and committed pipeline. The Company hedges its closed loans held for sale by using whole-loan sale commitments to ultimate investors and forward contracts. The Company does not purchase hedging instruments for trading purposes nor does it speculate on the direction of interest rates in its risk management procedures. The Company tests its hedges on a daily basis to ensure that its maximum exposure does not exceed the limits set by its senior management.

    While the Company does not anticipate nonperformance by any counterparty, the Company is exposed to potential credit losses in the event of nonperformance by the counterparties to the various instruments. The Company manages credit risk with respect to forward contracts and whole-loan sales commitments through the following policies: by entering into agreements with entities approved by senior management; by attempting to limit the Company's credit exposure on forward sales arrangements through entering into forward sales contracts solely with institutions that the Company believes are sound credit risks; and by limiting exposure to any single counterparty by selling to a number of investors. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price. Since the Company only purchases options that allow it, at its option, to purchase or sell a financial instrument, the Company's exposure at any time is limited to the premium paid to purchase the option.

    The Company evaluates its prescribed risk limits against a +/- two hundred basis point change in the price of a benchmark mortgage-backed security, which price moves inversely with market interest rates. On a daily basis, the Company performs a sensitivity analysis, evaluating its current hedged position of closed loans and mortgage loans in the pipeline and assessing the net exposure of these loans against a spectrum of price change scenarios for the benchmark mortgage-backed security. This modeling technique measures net changes in the fair value of the loans, as determined by the net exposure of the aggregate face value of closed loans and loans in the pipeline.

    As of September 30, 1999, the Company used a 7% Fannie Mae, 30-year security as its benchmark for performing the sensitivity analysis. The Company assessed its exposure for loans in the pipeline, which are off-balance sheet, as well as mortgage loans held for sale, using the price change spectrum discussed above. A two hundred basis point decrease in the benchmark security would have decreased the total anticipated gains on loans in the pipeline and loans held for sale by approximately $108,000, or 3.6 basis points, as of September 30, 1999. A two hundred basis point increase in the benchmark security would have increased the total anticipated gains on loans in the pipeline and loans held for sale by approximately $172,000, or 5.7 basis points, as of September 30, 1999. The Company does not believe that a swing in interest rates at September 30, 1999 would have materially affected the net fair values recorded for loans held for sale, or any other financial instruments recorded at that date. This analysis is limited by the fact that it was performed at a certain point in time and does not incorporate other market factors at that time.

    At September 30, 1999 and December 31, 1998, the Company had open forward commitments with a total notional amount of approximately $198.4 million and $670 million, respectively, to sell mortgage loans with varying settlement dates up to January 2000. On September 30, 1999, options to buy treasuries through November 1999 with a total notional amount of approximately $15.0 million were outstanding. No options were outstanding at December 31, 1998. The Company also hedges its loans held for sale by using whole-loan sale commitments to ultimate investors, which totaled $64.2 million and $28.4 million at September 30, 1999 and December 31, 1998, respectively.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    A. Exhibits

Exhibit 10.1	Loan and Security Agreement, dated as of October 7, 1999, by and between Prism Financial Corporation and LaSalle Bank National Association.
Exhibit 10.2
First Amendment, dated as of May 24, 1999, to the Credit Agreement, dated as of March 31, 1999, among Prism Mortgage Company and its subsidiaries, the lending institutions listed on the signature pages thereto and The First National Bank of Chicago, as Agent (the "First National Bank of Chicago Credit Agreement").
Exhibit 10.3	Second Amendment, dated as of October 7, 1999, to the First National Bank of Chicago Credit Agreement.
Exhibit 11	Statement Regarding Computation of Per Share Earnings.
Exhibit 21	Subsidiaries of Prism Financial Corporation.
Exhibit 27	Financial Data Schedule.

    B. Reports on Form 8-K:

    The Registrant filed no reports on Form 8-K during the third quarter of 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRISM FINANCIAL CORPORATION
Date: November 15, 1999	By:	/s/ BRUCE C. ABRAMS Chairman and Chief Executive Officer
Date: November 15, 1999	By:	/s/ DAVID A. FISHER Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Date: November 15, 1999	By:	/s/ JAMES P. HAYES Senior Vice President, Treasurer and Controller (Chief Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION

PART II-OTHER INFORMATION

SIGNATURES