Form 10-K
period 1999-12-31
PRISM FINANCIAL CORP
filed 2000-03-30
CIK 1081389

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from                to

                        Commission File Number 0-26135

                          PRISM FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


         Delaware                                                36-4279417
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                  440 North Orleans, Chicago, Illinois 60610
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (312) 494-0020
          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)
                                ----------------
                    Common Stock, par value $0.01 per share
                        Preferred Stock Purchase Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 27, 2000, the aggregate market value of the voting and non-voting common equity, consisting of common stock, held by non-affiliates of the registrant, computed by reference to the closing sales price of the common stock on that date, was $36,655,696.

  As of March 27, 2000, there were outstanding 14,674,413 shares of Common Stock, par value $0.01, of the registrant.

================================================================================

ITEM 1. BUSINESS

  The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that reflect the current views of the management of Prism Financial Corporation and its subsidiaries (collectively, "Prism Financial" or the "Company"), as well as assumptions made by, and information currently available to, the Company's management, with respect to future events and financial performance. The Company's actual growth, results, performance and business prospects and opportunities in 2000 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Item 1. Business - Risk Factors" beginning on page 14 and "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements" on page 38 for a discussion of risks, uncertainties and other factors that could cause or contribute to such material differences.


Company Overview

  Prism Financial is a financial services company engaged primarily in the business of originating, selling and brokering mortgage loans. The Company operates as both (1) a mortgage banker, underwriting, closing and funding loans, and (2) a mortgage broker, selling the loan products of over 100 different lenders. The Company uses its direct consumer access to sell mortgage-related products, including credit reports, flood certifications, appraisals, mortgage insurance and title insurance policies. The Company also engages in the affordable housing and historic rehabilitation tax credit syndication business.

  The Company originated $7.7 billion in residential mortgage loans in 1999 through its network of approximately 1,200 commission-only loan originators operating out of 159 retail branches in 27 states, as of December 31, 1999. Through the Company's network of retail branches, as well as its affinity partnerships and relationships with operators of leading Internet mortgage web sites, the Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers.

  Since commencing operations in 1992, the Company has focused on growing its origination volume by building a retail origination network through internal growth and selective acquisitions. In addition, the Company has leveraged its state-of-the-art private label mortgage center to target affinity partners on the Internet and has established relationships with operators of Internet mortgage web sites to position the Company to take advantage of growth opportunities provided by this origination channel. Most recently, the Company has diversified its business through the expansion of its bundled and ancillary services business, Lender's Mortgage Services, L.L.C. ("LMS"), and through the acquisition of Apollo Housing Capital, L.L.C. ("Apollo") in September 1999. Through the Company's 80% interest in Apollo, the Company has expanded its business to include affordable housing and historic rehabilitation tax credit syndication.

Industry Overview

  The mortgage banking business consists primarily of two businesses: origination and servicing. Origination is the process of taking a loan from application through underwriting and funding and either holding and servicing the loan or selling the loan into the secondary mortgage market. Mortgage loans are originated through three primary lending channels: retail, wholesale and correspondent. Retail originators generate loans through direct contact with the consumer. Wholesale originators buy application packages from independent brokers who work directly with consumers. Correspondent lenders buy closed loans from other originators. Retail originators generally consist of depository banks and other lenders that market, fund and close their own loan products and brokers who market the loan products of wholesale originators. Loan servicing involves the collection of principal, interest and insurance payments, processing payments and foreclosures and passing the payments through to taxing authorities, insurance companies and investors for servicing fees. Originators either retain servicing rights and collect servicing fees or sell the servicing rights for cash payments in the secondary market.

  The industry totaled approximately $1.3 trillion in mortgage originations in 1999, down from approximately $1.5 trillion in 1998. Industry analysts estimate mortgage originations for 2000 will be approximately $985 billion.

  The Internet provides a growing medium for delivering mortgage services directly to customers. Industry analysts estimate the on-line mortgage market will increase from approximately $18.7 billion originated in 1999 to over $91.2 billion by 2003.

Business Strategy

  Prism Financial's business objective is to be a leading retail originator of high-credit-quality mortgages. The principal business strategy elements to support this objective are:

  Focus primarily on retail channels. The Company's retail focus has two principal benefits: control over the loan origination process and direct access to the consumer. By controlling the origination channel, the Company does not rely on third parties for loan production volume. Direct access to consumers allows the Company's loan originators to develop relationships with their customers, which, in turn, lead to increased customer loyalty and new customer referrals. Direct consumer selling also provides a platform to sell higher margin mortgage-related products and services. As a retail originator, the Company is able to develop alliances with consumers, real estate agents and brokers, homebuilders, corporations, developers and professionals which creates referral business. In addition, the Company believes that loan servicers will purchase servicing rights from retail originations at more favorable prices than servicing rights from wholesale originations.

  Leverage banker/broker structure to offer low prices on a broad array of products. The Company's banker/broker structure provides its loan originators access to the products and pricing of over 100 lenders throughout the U.S., including the Company's own mortgage bank. As a high-volume mortgage banker, the Company is able to consistently provide loan originators with competitive prices on an array of products by matching or beating the prices available to loan originators by other lenders. The Company's mortgage bank also provides its loan originators with in-house underwriting capabilities, better execution, fast loan approvals and reliable service. The Company believes that its brokering relationships in combination with its mortgage banking capabilities generally enable it to offer a larger variety of competitively priced products with a higher level of customer service than is possible for many larger banks and small brokers. Many large banks typically offer only their own products, and small brokers typically rely on a limited number of local brokering arrangements.

  Increase loan volume funded by the Company's mortgage bank. The value of loans and servicing rights in the secondary market is volume dependent. As a result, the large loan volume financed by the Company's mortgage bank has led to better pricing in the secondary mortgage market. The Company intends to leverage the benefit of these economies by increasing origination volume through its mortgage bank on existing products and by introducing additional mortgage products.

  Provide superior customer service. The Company believes that providing superior customer service is a key to product differentiation in today's price-sensitive market. The Company believes it delivers differentiated service through a team of highly-skilled management, loan originators and operating staff with many years of industry-related experience. The Company also strives to deliver differentiated customer service by continually streamlining the mortgage process to make obtaining a mortgage loan more convenient and dependable. Unlike many of the Company's competitors, it operates a decentralized processing structure that enables it to enhance its customer service and provide fast decisions. Additionally, during August 1999, the Company implemented a program that helps loan officers create and maintain interactive customized web sites to promote efficient and responsive customer service.

  Provide a "one-stop" source of mortgage-related products. The Company uses its direct consumer access to sell mortgage-related products that are required in connection with obtaining a loan. The Company's mortgage-related products include credit reports, flood certifications, appraisals, mortgage insurance and title insurance policies. The Company also intends to continue marketing additional mortgage-related products and services to its retail customers.

  Utilize a commission and incentive-based compensation system. The Company has a compensation system designed to motivate its employees to maximize loan volume, productivity and profitability. The Company's compensation system creates a largely variable cost structure that is adaptable over time to changes in retail origination volume. The Company's net branch structure also helps to limit the degree to which it incurs overhead costs associated with branches. Each of the Company's loan originators is compensated entirely by commissions earned on loans originated. In addition, loan originators are generally responsible for most of their operating expenses, including health insurance and other benefits, computers and marketing materials. As a result, the Company's loan originators essentially operate their own businesses and have the incentive to maximize revenue, which the Company shares. Additionally, the Company offers incentive programs to loan officers and branch managers who close loans through its mortgage bank, which the Company believes will increase its mortgage banking volume. In addition, the Company's underwriters and processors are compensated, in part, on the quality of their work product and on the number of files that they underwrite or process.

  Maintain efficient operations. Since the Company's inception, it has focused on being a low-cost provider by controlling operating costs and increasing efficiency. In addition to implementing the Company's incentive-based structure, the Company continues to invest in process enabling technologies. The Company widely uses Fannie Mae's Desktop Underwriter system. This system allows the Company to process loan applications and receive approval/rejection decisions directly from Fannie Mae within a minute. This capability increases the Company's productivity and lowers its costs in processing and selling loans to Fannie Mae. The Company has also implemented laptop origination. This allows the Company's loan officers to take customers' application anywhere utilizing a laptop computer. The originator can print out disclosures during the application process, receive a quick approval of the loan through a link with Desktop Underwriter, and electronically transmit the application back to a processor to begin the processing of the loan. The Company is also investing in a web-based origination system to improve its efficiency and increase its productivity. In November 1999, the Company upgraded its web-based mortgage centers by adding automated underwriting and real-time loan status capabilities. The Company's web-based mortgage centers now enable some borrowers to receive loan approvals within minutes of submitting their on-line application.

Growth Strategy

  The Company's growth strategy is to continue to increase its loan origination volume through expanding its presence in existing markets, selectively entering new geographic markets and increasing the Company's presence on the Internet. The Company is executing this strategy by growing internally, pursuing selective acquisitions and developing new Internet relationships.

  Grow internally. Since 1992, the Company has opened 22 company-owned branches as well as 40 net branches and recruited over 450 new loan originators. The Company intends to continue to generate internal growth through the recruitment of additional loan originators in existing branches, expansion of company-owned branches and expansion of its "net branch" network.

  The Company believes that its attractive compensation system, together with its broad product offerings of competitively priced products, will continue to enable it to recruit additional, highly-qualified loan originators and establish new net branch relationships.

  Pursue selective acquisitions. The Company intends to continue to capitalize on consolidation opportunities in the mortgage banking industry by selectively pursuing acquisitions of independent, high-quality mortgage brokers and mortgage banks. Since 1996, the Company has completed nine acquisitions of mortgage companies, including Pacific Guarantee Mortgage Corporation ("Pacific Guarantee") and Mortgage Market, Inc. ("Mortgage Market") in 1998 and First City Financial Corp. ("First City"), Mortgage Express, Inc. ("Mortgage Express") and Valley Financial Corporation ("Valley Financial") in 1999. As of their acquisition dates, these nine acquisitions resulted in the addition of over 800 loan originators and 111 branches in 16 states.

  In September 1999, the Company acquired an 80 percent interest in Apollo. Through this transaction, the Company sought to diversify its revenue and growth channels. Apollo structures and sells interests in investment portfolios comprised of affordable housing and historic tax credits. See "Business-Tax Credit Syndication." The Company believes Apollo's attractive margins, low operating cost capital structure and earnings cycle complements the Company's existing retail mortgage origination operations. In addition, the Company believes there are significant operational and business synergies that can be achieved. For example, Apollo and Prism Financial share relationships with key investors, including Fannie Mae, Bank of America and Citibank, N.A. This acquisition should allow both companies to strengthen these relationships. In addition, Apollo should benefit from the Company's lower cost of capital. Apollo's operations, which were immediately accretive, made a significant contribution to the Company's overall results in the second half of 1999.

  Enhance and expand Internet relationships. The Company believes that the Internet provides a unique medium to deliver mortgage services. The Company's objective is to become a leading provider of mortgage products through the Internet. The Company believes its broad range of competitively priced products and its strategic relationships with leading Internet mortgage web sites position it to capitalize on the on-line mortgage origination growth. International Data Corporation estimates the on-line mortgage market will increase from approximately $18.7 billion originated in 1999 to over $91.2 billion by 2003. The Company originated approximately $336 million of loans over the Internet in 1999. The Company's Internet mortgage strategy has three primary components: (1) strategic relationships with operators of leading Internet mortgage web sites; (2) affinity relationships with financial institutions, national corporations, Internet companies, and university and alumni groups to provide mortgage center technology and back-end fulfillment services; and (3) interactive mortgage web sites offered to loan officers of the Company.

Origination Channels

  Prism Financial operates primarily as a retail mortgage originator, with two small wholesale divisions operating in California and Texas.

  Retail origination. In 1999, approximately 98% of the Company's mortgage originations were generated through its approximately 1,200 loan originators and Internet mortgage consultants who respond to mortgage inquiries over the Internet. As of December 31, 1999, the Company's loan originators operated out of approximately 159 branches, including 85 company-owned branches and 74 net branches, collectively, located in 27 states.

     . Company-owned branches. The Company's primary source of business is its network of loan originators who cultivate relationships with consumers, real estate agents and brokers, homebuilders, corporations, developers and professionals in order to generate referrals. The Company generally does not engage in advertising, direct marketing or telemarketing techniques to generate leads. The Company believes that the direct customer contact of retail origination creates the opportunity for repeat business and customer referrals and provides it with greater control over the lending process. In addition, direct customer contact enables the Company to sell mortgage-related products and services to its customers. Each loan originator is responsible for most of his or her own expenses, excluding office space and office services. In 1999, originations generated from company-owned branches represented approximately 73% of the Company's total retail originations.

     . Net branches. "Net branches" are arrangements with branch managers or branch operating companies in which the branch manager or operating company assumes responsibility for all operating expenses of the branch, including rent, employee salaries and overhead. In return, the net branch receives a higher commission on loans originated than would a loan originator in a company-owned branch. The net branch arrangement shifts to the branch manager or branch operating company much of the financial risk normally associated with retail expansion. In addition, net branches create significant incentives for the branch manager to operate the net branch profitably and efficiently. Net branches reduce the Company's financial risk and provide easier access to diverse and remote markets. The Company targets branch operators with established referral sources and familiarity with local lending practices, pricing and regulatory/compliance requirements. Net branches also allow easy market entry and exit, which gives the Company flexibility in addressing changes in the origination market. In addition, net branches offer real estate brokers/owners interested in conducting an in-house lending operation the ability to provide their customers with high quality mortgage products and services without the intensive capital and time investments normally associated with establishing a mortgage company. In 1999, originations generated from net branches represented approximately 23% of the Company's total retail originations.

     . Internet. The Company believes that the Internet provides a unique medium to deliver mortgage services. In connection with originating on-line mortgages, the Company opened an Internet call center that is staffed by its own Internet service representatives. The Company's Internet service representatives receive on-line generated applications and pre-qualified leads and work directly with the consumer to originate the loan and sell mortgage-related services. The Company also offers its proprietary mortgage center technology and back-end fulfillment services through affinity relationships with financial institutions, national corporations, Internet companies and university and alumni groups. In 1999, originations generated over the Internet represented approximately 4% of the Company's total retail originations.

  Wholesale origination. A small percentage of the Company's business is generated through its wholesale operations conducted primarily by its wholly-owned subsidiary, PointSource Financial, L.L.C. In wholesale originations, non-Prism Financial brokers deal directly with the borrower by assisting in collecting all necessary documents and information for a complete loan application. The broker then submits the application to the Company, which makes an underwriting determination and funds qualified loans. In 1999, approximately 2% of the Company's originations were generated through its wholesale channels. The Company does not intend to commit significant resources to increase its wholesale originations.

Mortgage Bank

  The mortgage loans that the Company originates are funded through its mortgage bank or are brokered to the lender providing the mortgage product. The Company closed 46% of its loans through its mortgage bank in 1999, as compared to 47% in 1998. The Company's mortgage bank currently offers a full range of single-family mortgage loan products. Mortgage loan applicants can choose from several products, including fixed-rate mortgage loans with several different term options and "balloon" mortgage loans with relatively shorter terms, such as five or seven years, and longer amortization schedules. An array of adjustable rate mortgage loans with rates tied to various indices is also available. The Company offers a wide variety of combinations of interest rates and origination fees ("points") on many of its mortgage loan products. These options enable borrowers to elect to pay higher points at closing and lower interest over the life of the mortgage loan, or pay a higher interest rate and reduce or eliminate points payable at closing. In addition, the Company offers buydown-type mortgage loans. This type of loan allows a borrower to make lower monthly payments for the first one, two or three years of the loan.

Mortgage Loan Products

  The Company's mortgage bank offers a variety of mortgage products at competitive rates. These products can be classified as follows:

  Conforming and government insured mortgage loans. These mortgage loans conform to the underwriting standards established by one of the government sponsored mortgage entities, Fannie Mae or Freddie Mac, and are originated and sold directly to Fannie Mae, Freddie Mac, or Ginnie Mae. This product is limited to high quality borrowers with good credit records and involves adequate down payments or mortgage insurance. These loans may qualify for guarantees from the Federal Housing Authority or insurance from the Veterans Administration. Approximately 76% of the number of loans originated by the Company in 1999 were conforming and government insured loans.

  Jumbo mortgage loans. These mortgage loans do not satisfy the criteria to be conforming or government insured mortgage loans solely because they exceed the maximum loan size. The maximum loan size is currently $252,700 for single-family, one-unit mortgage loans in the continental United States. The Company sells all jumbo mortgage loans to a number of national privately sponsored mortgage conduits. Approximately 17% of the number of loans originated by the Company in 1999 were jumbo mortgage loans.

  Alternative A mortgage loans. These mortgage loans may fail to satisfy other elements of the loan underwriting criteria, including those relating to documentation, employment history, income verification, loan-to-value ratios, qualifying ratios or required borrower net worth. The Company originates mortgage loans that do not satisfy one or more of the underwriting criteria but which, from a credit risk standpoint as determined primarily by credit score and loan-to-value, present a comparable risk profile. The Company refers to this category of mortgage loans generally as "alternative A" mortgage loans. The Company sells all alternative A mortgage loans it originates to national conduits that pool these loans for securitization. To reduce the risk of sale, the Company underwrites these loans to the standards of the investor to whom the loan will be sold. Approximately 4% of the number of loans originated by the Company in 1999 were alternative A mortgage loans.

  Home equity and second mortgage loans. Home equity and second mortgage loans are generally secured by second liens on the related property. Home equity mortgage loans can take the form of a home equity line of credit. Second mortgage loans are closed-end loans. Both types of loans are designed primarily for high credit quality borrowers and are underwritten according to the standards of the investor to whom the loans will be sold. Home equity lines have a draw period during which the borrower may make cash withdrawals. The draws are required to be repaid during the repayment period that follows the draw period. Only interest payments are made during the draw period. Second mortgage loans are fixed in amount at the time of origination and typically amortize over 30 years with a balloon payment due after 15 years. Home equity lines generally bear adjustable interest rates while closed-end loans typically bear fixed interest rates. Both types are frequently originated in conjunction with first-lien mortgage loans on the related property. Home equity lines and second mortgage loans represented approximately 2% of the number of loans originated by the Company in 1999.

  Non-prime mortgage loans. This category consists of mortgage loans for borrowers who have impaired or limited credit profiles or higher debt-to-income ratios than would be acceptable for sale of such loans to one of the agencies or private-sponsored mortgage conduits. Such mortgage loans may also fail to satisfy the underwriting criteria of the government-sponsored entities in other ways. The Company categorizes these mortgage loans based on the borrower's credit profile as "A-", "B" or "C" loans that are generally considered "non-prime" mortgage loans in the secondary mortgage market. The Company does not originate mortgage loans that it would categorize as "D" loans. Non-prime loans are underwritten to the standards of investors to whom the loans will be sold. During 1999, the Company discontinued the operations of its subsidiary, Infiniti Mortgage, L.L.C. ("Infiniti"). Infiniti was created to originate and sell non-prime mortgages. As a result of the discontinuance of Infiniti's operations, the Company no longer originates loans from specialized retail branches focusing primarily on non-prime mortgages, but continues to originate non-prime loans on a limited basis through its traditional retail channels. These loans, represented approximately 1% of the number of loans originated by the Company in 1999.

Mortgage-Related Loan Products

  The Company generates revenue from appraisals, credit reports, flood certifications, mortgage insurance and title insurance policies sold in connection with the loans it originates. In 1999, the Company generated revenue of over $2.8 million from the sale of these products. The Company intends to use its loan originators to offer additional mortgage-related products and services to its retail customers.

Sales of Loans and Servicing Rights

  Loan sales. The Company customarily sells all loans funded through its mortgage bank to one of the government-sponsored mortgage entities or to one of the national privately sponsored mortgage conduits. A primary component of the Company's business strategy is to seek the most efficient method of selling its mortgage loans. The Company evaluates the sale of each mortgage loan type and compares prices available for each alternative method of sale, given current market conditions at the time and the risk characteristics of the mortgage loan type to determine which method of sale to utilize. The Company currently sells its conforming or government insured loans either through co-issue/concurrent transactions, assignments of trade or whole-loan sales. Co-issue/concurrent transactions involve a sale of the underlying mortgage loan directly to Fannie Mae, Freddie Mac or Ginnie Mae with a concurrent sale of the servicing rights to an independent servicer. Assignment of trade sales are sales of conforming or government insured loans to a third party who exchanges the loans with Fannie Mae, Freddie Mac or Ginnie Mae for mortgage-backed securities issued by them. In a whole-loan sale, individual loans are underwritten to the standards of, and sold to, a specific buyer on a forward commitment basis. Jumbo and alternative A mortgage loans are currently sold in whole-loan sales on a forward commitment basis. The Company sells its non-prime loans and home equity lines and second mortgage loans through whole-loan sales, bulk sales or flow sales in order to avoid the credit risk associated with these types of mortgage loans. Bulk sales are sales of loans underwritten to the Company's underwriting standards that are pooled and then sold to third parties for cash by the Company. Flow sales are sales of loans that are underwritten by a third party who commits to purchase each individual loan its underwriters approve. While the Company currently does not securitize its loans, if the prices offered for its loans decrease significantly relative to the value it believes that it could receive by securitizing such loans, the Company's management would consider securitizing its loans. In 1999, the Company sold approximately 85% of its loan production to three entities.

  The sale of mortgage loans may generate a gain or loss to the Company. Gains or losses result primarily from two factors. First, the Company may originate a loan at a price (i.e., interest rate and discount) that may be higher or lower than it would receive if it immediately sold the loan. These pricing differences occur principally as a result of competitive pricing conditions in the loan origination market. Second, gains or losses upon the sale of loans may result from changes in interest rates that cause changes in the market value of the loans from the time the price commitment is given to the customer until the time that the loan is sold by the Company to the investor. The Company applies interest rate risk management techniques to reduce the net effect of interest-rate changes on the gain and loss on loan sales.

  The Company sells some of its loans on a forward commitment or other deferred delivery and payment basis and has credit risk exposure to the extent purchasers are unable to meet the terms of their forward purchase contracts. As is customary in the marketplace, none of the forward payment obligations of any of the Company's counterparties is currently secured or subject to margin requirements. However, the Company attempts to limit its credit exposure on forward sales arrangements by entering into forward sales contracts solely with institutions that the Company believes are sound credit risks, and by limiting exposure to any single counterparty by selling to a number of investors.

  Sales of servicing rights. When a loan is originated, a corresponding right to service the loan for an annual yield is created. The Company's current strategy is to realize the value of this right by selling its loans without retaining the right to service the loan or by selling the servicing rights separately from the loan to national servicers. As a result, the Company minimizes risk associated with defaults and early prepayments of those loans. However, the Company services the loans it closes between the date of funding the loan and the date it sells the loan and the related servicing. This period averages approximately 30 days. The Company has developed an in-house proprietary system to provide its loan servicing computing services. The Company will consider selling its loans and retaining the servicing rights if it believes that the value of the servicing rights is or may become significantly greater than buyers are then willing to pay for them. The loss of this servicer or any significant reduction in the price this buyer is willing to pay for the Company's servicing rights could have an adverse effect on its business and results of operations.

  Recourse. By selling all the loans the Company closes, it reduces its exposure to default risk, except the risk of first-payment defaults by customers. These loan sales also reduce most of the prepayment risk normally inherent in the mortgage lending business. However, in connection with whole-loan sales and exchanges, the Company makes representations and warranties to the buyers thereof which it believes are customary in the industry relating to, among other things, compliance with laws, regulations and program standards and accuracy of information. The borrower provides some of this information. In the event of a breach of these representations and warranties, the Company may be required to repurchase these mortgage loans and indemnify the investors for damages caused by the breach. If a repurchase request is made, the Company would either (1) attempt to remedy the deficiency and have the investors rescind the rejection of the mortgage loan or (2) refinance or sell the mortgage loan, sometimes at a loss. The Company has implemented a stringent quality assurance program monitoring the most important stages of the mortgage loan origination process to minimize the number of mortgage loans rejected by investors. In addition, in connection with some non-prime loan sales, the Company may be required to return a portion of the premium received upon the sale of the loan if the loan is prepaid by the customer within the first year after sale.

Mortgage Loan Funding and Borrowing Arrangements

  The Company uses short-term mortgage loan warehouse facilities to fund mortgage loan originations. The Company repays these borrowings as the loans and the accompanying servicing rights are sold. Upon the sale of loans and servicing rights and the subsequent repayment of the borrowings, such credit facilities become available to fund additional loan closings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further discussion.

  The Company also makes regular use of Fannie Mae's "As soon as pooled/early purchase Option" ("ASAP Plus") program, as well as uncommitted lines of credit and purchase and sale agreements, to provide liquidity for the Company's mortgage loans held for sale. These facilities permit the Company to diversify its borrowing resources, while accelerating the turnover of mortgage loans in inventory, reducing interest costs and permitting greater origination volume. Under the ASAP Plus program, Fannie Mae funds the Company on the loans it delivers to the Company on a continual whole-loan basis upon receipt of the appropriate mortgage collateral. The funding price is determined by the daily Fannie Mae 30-day cash window price. At such time, the Company agrees to deliver mortgage loans to Fannie Mae and assigns any related trades. The Company then redelivers all loans in the ASAP Plus program to reflect related forward pricing on a monthly basis. Fannie Mae purchases the mortgage loans for cash upon receipt of complete and accurate mortgage pool and other documentation.

  The uncommitted lines of credit and purchase and sale agreements are provided by major investment banks. These agreements are not committed facilities and may be terminated at the discretion of the repurchase investor. Prism Financial currently has two uncommitted whole-loan repurchase agreements with major investment banks. Under the terms of these agreements, Prism Financial may pledge mortgage loans originated to obtain additional liquidity while mortgage loans are held until sold through whole-loan sales.

Interest Rate Risk Management

  Prior to the sale of originated mortgage loans, the Company bears market risk on the value of the loans. If prevailing interest rates rise between the time the Company closes loans and the time it commits to originate a loan at a specific rate and the time such loans are priced for sale, the spread between the amount loaned and the amount the purchaser is willing to pay for the loan narrows, resulting in a loss in value of the loan. To protect against such losses, the Company currently enters into hedges through a combination of forward sales of mortgage-backed securities and forward whole-loan sales to fix the sales price of its loans expected to be closed or to hedge the value of those loans through periodic purchases of short-duration treasury-based options. Before entering into forward sales, forward commitments or hedging, the Company performs an analysis of its loans with committed interest rates, taking into account such factors as the estimated portion of such loans that will ultimately be funded, note rate, interest rates, inventories of loans and applications and other factors to determine the type and amount of forward commitment and hedging transactions. The Company attempts to make forward commitments for, or hedge substantially all of its estimated interest rate risk on, its loans. The Company does not believe that hedging its interest rate risk with respect to its non-prime loans is cost effective as a result of their generally higher interest spreads combined with their relative lack of sensitivity to changes in market interest rates and considering the period during which the Company intends to accumulate such loans for sale. The Company believes that it has implemented a cost-effective hedging program to provide a level of protection against changes in the market value of its fixed-rate mortgage loans held for sale. Adjustable rate mortgages, second mortgages and home equity lines are hedged by selling such loans to an investor on a "best efforts basis" at the time of origination. However, an effective hedging strategy is complex, and no hedging strategy can completely insulate the Company against such interest rate changes.

Operations

  In order to offer a broad range of conventional and specialized mortgage loan products, the Company must deliver mortgage loan products to the branches on a timely basis and carefully monitor and track the origination process through delivery of the loans to the ultimate investors. For this reason, the Company continues to develop its operational and technological capabilities. The Company has developed a proprietary in-house mortgage banking and administration system that has largely eliminated many of the manual efforts associated with underwriting, funding and loan delivery. The Company's enterprise-wide system provides real-time access to the information used by each department in operations, as well as the secondary marketing and treasury departments. The Company's system provides a smooth flow of data from the origination process until the investor purchases the mortgage loan. The Company's system also improves data integrity since information is not re-keyed or transferred to multiple mortgage loan-tracking systems.

  The Company's processing is decentralized to provide fast and efficient service. Unlike many regional and national banks, the processing of its customers' loan files are performed in the local branches by processors who work in teams with one or more loan originators. The Company's underwriting, unlike that provided by many regional and national banks, is performed regionally at five sites, including the Company's regional operational centers and certain large branches. The Company's remaining mortgage banking functions, including secondary marketing, corporate accounting, quality assurance, systems programming and support, loan delivery, and servicing are centralized and maintained at the Company's Chicago headquarters.

Underwriting

  Mortgage loan applications must be approved by the Company's underwriters in accordance with the underwriting criteria of the entity or the investor to whom the loan will be sold. These standards include the customer's mortgage, installment loan and revolving debt payment history, employment history, capacity to pay, outstanding judgments, charge-offs and repossessions, involvement in bankruptcies and foreclosures. Since loans are secured by a mortgage lien, an appraisal of the property securing the loan is also essential. Furthermore, the Company generally evaluates the applicant's creditworthiness through the use of a consumer credit report, verification of employment and a review of the debt-to-income ratio of the customer. In 1998, the Company began utilizing Fannie Mae's automated underwriting system, Desktop Underwriter. In less than one minute, this system evaluates and makes a decision on whether a borrower meets Fannie Mae's guidelines. There are a number of attractive advantages of utilizing this system. First, it reduces operating costs by reducing the amount of time an underwriter spends on a file. Second, it reduces the typical liability associated with underwriting when selling a loan to Fannie Mae because Fannie Mae will have already approved the loan. Finally, it improves the Company's customer service by enabling it to approve loans more quickly. The Company's goal, when not using Desktop Underwriter, is to make an underwriting determination within 24 to 48 hours after all loan documentation is complete. In the second quarter of 1999, the Company began utilizing Freddie Mac's Loan Prospector, which is an automated underwriting system similar to Desktop Underwriter.

  To maintain the consistency of underwriting quality, the Company's loan production personnel are not permitted to underwrite the mortgage loan packages that they originate. Reviews and decisions for loans underwritten by the Company are made by separate underwriters located at the Company's regional operational centers and at some of its larger branches. The Company's underwriting manager is located in the corporate headquarters in Chicago and is responsible for administering all underwriting policies. The underwriting manager reports to the Company's senior officers.

Compliance And Quality Control

  The Company's legal/compliance team is responsible for compliance and quality control. The Company's centralized compliance function allows it to control and supervise regulatory compliance and offer consistency to its customers. The legal/compliance team also helps the servicing team handle delinquencies and foreclosures that occur before a loan is sold. Quality control personnel also review loans to identify and communicate existing and potential underwriting and loan file problems or areas of concern to the legal/compliance team and management. The quality control personnel review a random, statistically significant sample of closed loans to monitor, evaluate and improve the overall quality of loan production. The review includes (1) a credit underwriting review, (2) a complete loan package re-verification, (3) a loan program compliance review and (4) a federal regulatory compliance review.

  The Company evaluates its quality control reports on a regular basis and addresses any deficiencies specified in the reports.

Information Technology and Systems

  The information technology and systems department is responsible for implementing, supporting and improving the software and hardware technology employed throughout Prism Financial. Specifically, the information services department concentrates on the development of new technology to increase operational efficiencies, applications programming, applications development and analysis of new software technologies that can be used within the Company's business to improve information flow and reduce operating costs. For example, the information services department was responsible for implementing Desktop Underwriter and Loan Prospector that have greatly improved the Company's operating efficiency. The information services department also focuses on the integration and support of hardware technologies including those established in the branch offices. In addition, the information services department is currently involved in (1) deploying laptops to the Company's loan originators, which enables its loan officers to originate a loan anywhere, at any time, including in a customer's home or office, (2) training loan offices on laptop origination and (3) automating the Company's underwriting process.

Competition

  Traditional channels. The mortgage lending industry is highly competitive and fragmented. The Company faces intense competition, primarily from commercial banks, savings and loan associations, credit unions, insurance companies, mortgage brokers, mortgage bankers and other consumer finance companies. If the Company expands into additional geographic markets, it may face competition from consumer lenders with established positions in such markets. The Company cannot provide any assurances that it will be able to compete successfully with these consumer lenders. Competition can take place on various levels, including convenience in obtaining a loan, service, marketing, pricing (including the interest rates, closing costs and processing fees charged), and range of products. The Company believes that pricing, service and product breadth are the most important competitive factors affecting its business. Many of the Company's competitors in the mortgage lending industry are better established, larger and have more capital and other resources than Prism Financial. Barriers to entry into the mortgage lending industry are low, and the current level of gains realized by the Company and its existing competitors on the sale of loans has attracted additional competitors into the market. Increases in the number of competitors seeking to originate consumer loans could lower the rates of interest or reduce the amount of origination points and fees the Company can charge customers, thereby reducing the potential profitability of such loans. Competition might also reduce the Company's loan origination volume. In addition, interest rate increases since the second quarter of 1999 have reduced industry-wide origination volume, particularly refinancing volume. Lower overall origination volume has significantly increased the level of competition.

  Internet. Mortgage origination over the Internet is relatively new. Competition over the Internet is intense and rapidly evolving as mortgage brokers and lenders continue to establish affiliations with current web sites. Currently, competition is generally based on interest rates and fees charged and on visibility over the Internet. Similarity of product offerings and the vast amount of mortgage-related information available over the Internet may lead to increasing price competition. Industry analysts predict that nearly $100 billion of mortgage originations will be generated over the Internet by 2003.

Tax Credit Syndication

  With the acquisition of Apollo in the third quarter of 1999, the Company is now a national syndicator of indirect interests in residential real estate projects qualifying under federal tax laws for low-income housing tax credits ("LIHTCs") and historic rehabilitation tax credits ("HRTCs"). This business is commonly referred to as "tax credit syndication." In general, Apollo's tax credit syndication entails the following:

     . Apollo identifies real estate developers undertaking projects that qualify for LIHTCs or HRTCs and contracts with the developers to acquire in limited partnerships or limited liability companies that own the projects ("Investee Partnerships"). By statute, there is a limited supply of LIHTCs, and inherent limitations on the number of restoration projects restrict the supply of HRTCs. Consequently, the competition to acquire Investee Partnerships is intense. Currently, Apollo finances its acquisitions of Investee Partnerships under a line of credit from a commercial bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a further discussion.

     . When Apollo has assembled an appropriate portfolio of Investee Partnerships, it transfers them to an investment limited partnership or limited liability company (an "Investment Entity"). Apollo serves as the general partner or managing member of the Investment Entity, and one or more institutional investors comprise the limited partners or non-managing members of the Investment Entity.

Investors in the Investment Entities receive direct credits against their federal income tax liability each year for a 10-year period.

  Because Apollo generally acquires ownership of Investee Partnerships prior to its syndication of interests in the Investment Entity, Apollo faces potential loss of principal on its investment in the Investee Partnerships should it be unable to effect syndication of the Investment Entity interests at the prices or on the timetable anticipated when the investments in the Investee Partnerships were made.

  In addition to revenue generated by the spread between the cost of the Investee Partnerships and the aggregate amount raised through syndication of interests in the corresponding Investment Entity, the Company typically earns a fee for providing asset management services to the Investment Entity. These management services typically include reviewing draw requests and visiting the properties during construction, monitoring leasing of the properties and assisting property managers with leasing problems, monitoring financial information for each Investee Partnership on a quarterly basis, making an annual site visit to each property to which a Investee Partnership relates and dealing with any material difficulties as they arise.

Employees

  As of February 29, 2000, the Company had 1,974 full-time employees. Approximately 300 of the Company's employees were employed at its headquarters in Chicago, Illinois. The Company's employees are not represented by any collective bargaining unit. The Company believes that it maintains good relations with its employees.

Government Regulation

Mortgage Origination and Ancillary Services

  The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and will be subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Regulated matters include, without limitation, loan origination, marketing efforts, credit application and underwriting activities, maximum finance and other charges, disclosure to customers, certain rights of rescission, closing and servicing loans, collection and foreclosure procedures, qualification and licensing requirements for doing business in various jurisdictions and other trade practices. Loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. Lending activities are also subject to various federal laws. The Truth in Lending Act ("TILA") and Regulation Z promulgated thereunder contain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions. If the Company is found not to be in compliance with TILA, aggrieved customers could have the right to rescind their loan transactions with the Company and to demand the return of finance charges paid to the Company, among other remedies. The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), and the Fair Housing Act (the "FHA") which prohibit lenders from discriminating against applicants on the basis of race, color, religion, national origin, familial status, sex, age, marital status or other prohibited bases. Regulation B promulgated under ECOA restricts lenders from obtaining certain types of information from loan applicants. It also requires certain consumer disclosures, including advising applicants of the reasons for any credit denial. The Fair Credit Reporting Act of 1970, as amended ("FCRA"), regulates the use of consumer credit information, and among other things, requires the lender to supply the applicant with a name and address of the reporting agency in instances where the applicant is denied credit or the rate or charge for a loan increases as a result of information obtained from a consumer credit agency. The Company is also subject to RESPA and the Fair Debt Collection Practices Act and is required to collect certain applicant information and file an annual report with HUD pursuant to the Home Mortgage Disclosure Act ("HMA"). The Company is also subject to the rules and regulations of, and examinations by, HUD, the Veterans Administration, Fannie Mae, Freddie Mac and state regulatory authorities with respect to originating, processing, underwriting, selling and servicing mortgage loans and to various other federal and state laws, rules and regulations governing among other things, the licensing of, and procedures that must be followed by, consumer lenders and servicers, and disclosures that must be made to customers. Various state laws affect the Company's mortgage banking operations, including licensing requirements and, in certain instances, state usury statutes.

  In addition, industry participants are frequently named as defendants in class-action and other litigation involving alleged violations of federal and state consumer lending laws and regulations. These actions and lawsuits allege violations of RESPA, TILA, ECOA, FHA and various other federal and state lending and consumer protection laws. Some of the practices which have been the subject of lawsuits against other companies include, but are not limited to, miscellaneous "add on" fees; truth in lending calculations and disclosures; escrow and adjustable rate mortgage calculations and collections; private mortgage insurance calculations, disclosures and cancellation; forced-placed hazard, flood and optional insurance; payoff statement, release and reconveyance fees; and unfair lending practices. If a significant judgment were rendered against the Company in connection with any litigation, it could have a material adverse effect on the Company's business and results of operations.

  Failure to comply with these requirements may lead to civil or criminal liability, loss of licenses, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnification or loan repurchases, rights of rescission for mortgage loans and administrative and enforcement actions by regulatory authorities.

   In addition, because the Company's business is highly regulated, the laws, rules and regulations applicable to it are subject to modification and change. Any changes in such laws, rules and regulations could make compliance much more difficult or expensive, restrict the Company's ability to originate or sell loans, limit or restrict the amount of interest and other charges earned on loans closed or sold by the Company, or otherwise adversely affect its business or its prospects.

Tax Syndication

  Apollo, a tax credit syndication business, depends on provisions in the Internal Revenue Code for the availability of LIHTCs and HRTCs for residential properties. The LIHTC program is administered by the U.S. Department of the Treasury and the Internal Revenue Service. To qualify for LIHTCs a project is required to meet certain requirements for low income tenants and also a rent restriction test. If a project fails to meet these tests, the owners of a qualified low-income housing project will lose their entitlement to the LIHTCs and are required to recapture a portion of the credits already taken. HRTCs are available for any qualified project designated by the Secretary of the Interior as a historic structure and meets certain Internal Revenue Code requirements. HRTCs are subject to full or partial recapture if an investor transfers more than one-third of its interest or the property is disposed of, in each case within five years from the date the property is placed in service. If the laws regarding tax credits are changed or tax credits become more limited or unavailable, the Company's business and financial condition could be materially and adversely affected.


Risk Factors

  In addition to the risks discussed elsewhere in this Annual Report on Form 10-K, the following risks, uncertainties and other factors could affect the Company's future business, financial condition and results of operations and could cause future results to differ materially from historical results or those anticipated.

If the Company does not manage the Company's growth effectively, the Company's financial performance could be adversely affected; the Company's historical growth rates are not likely to reflect the Company's future growth

  The Company has experienced rapid growth since the Company's formation in 1992. The Company's revenues have grown from approximately $200,000 in 1992 to $151.1 million in 1999. The Company's workforce has grown from five employees to approximately 2,000 employees during the same period. The Company intends to continue to grow by adding new loan originators, opening new branches, making strategic acquisitions and building the Company's Internet origination capabilities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, including management. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations as they expand. The Company's failure to manage growth effectively, or the Company's inability to recruit, maintain and integrate additional qualified employees, could have a material adverse effect on the Company's business and results of operations. In addition, due to the Company's rapid growth and recent acquisitions, the Company's historical growth rates are not likely to accurately reflect the Company's future growth rates or the Company's growth potential. The Company cannot assure you that the Company's future revenues will increase or that the Company will continue to be profitable.

Poor economic conditions affecting the mortgage industry or rising interest rates could reduce the demand for mortgages and refinancings

  Demand for mortgages will be adversely affected by (i) periods of economic slowdown or recession which may be accompanied by rising interest rates, decreasing demand for consumer credit, declining home sales, declining real estate values and declining ability of borrowers to make loan payments and (ii) changes in interest rates generally. Changes in the level of consumer confidence, real estate values, prevailing interest rates and investment returns expected by the financial community could make mortgage loans of the types originated by it less attractive to borrowers or investors because, among other things, the actual rates of delinquencies and foreclosures on those loans could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. A material decline in the volume of sales of residential real estate could also have a material adverse effect on the Company's business and results of operations. While demand for mortgages in the U.S. increased approximately 80% from 1997 to 1998 demand for mortgages in 1999 decreased approximately 15% from 1998 levels. In addition, demand for mortgages in 2000 is expected to decline by approximately 24% from 1999 levels.

  Rising interest rates may also adversely affect demand for refinancings. Since January 1995, significant declines in interest rates have produced significant levels of refinance activity, in general, and for the Company in particular. If interest rates stabilize or rise even moderately, the Company's refinance loan origination volume is likely to be adversely affected. Since December 31, 1998, the average interest rate on a new 30-year fixed-rate home mortgage has increased from 6.7% to 7.8%. The Company estimates that refinancing originations as a percentage of the Company's total loan origination volume have decreased from 54% for the year ended December 31, 1998 to 36% for the year ended December 31, 1999. Any material decline in the demand for mortgages or refinancings would adversely affect the Company's business, financial condition and results of operations.

The loss of key purchasers of the Company's loans or servicing rights or a reduction in prices paid could adversely affect the Company's ability to profitably sell the Company's loans and servicing rights

  The Company currently sells substantially all of the loans the Company funds to independent whole loan or bulk loan buyers and sells the accompanying servicing rights to approved servicers. The premium income generated from these sales represents a primary source of the Company's revenues and earnings. Further, the Company is dependent on the cash generated from sales of mortgages and servicing rights to fund the Company's future loan closings, to repay borrowings under the Company's credit facilities and to fund the Company's other obligations. In 1999, the Company sold over 85% of the loans funded by the Company's mortgage bank to three large, national companies. In the event that any purchasers of a significant amount of loans and/or servicing rights (1) ceases to buy the Company's loans and/or servicing rights and equivalent purchasers could not be identified on a timely basis, (2) lowers the price it pays to the Company or (3) adversely changes the material terms by which it currently makes purchases, the Company's business and results of operations would be materially adversely affected.

  The prices for which the Company is able to sell the Company's loans vary from time to time and may be materially adversely affected by several factors, including, without limitation, the following:

     . any reduction in the number of potential buyers of the Company's loans;
     . any increase in the amount of similar loans available for sale; . increased prepayments of, or defaults under, loans in general;
     . the types and volume of loans being sold by the Company;
     . the level and volatility of interest rates; and . the quality of loans previously sold by the Company.

  The prices for which the Company is able to sell the Company's mortgage servicing rights vary from time to time and may be materially adversely affected by a number of factors, including the general supply of and demand for mortgage servicing rights and changes in interest rates. Servicing rights for a particular loan category originated with higher interest rates tend to have a lower value than those originated with comparatively lower interest rates.

  A reduction in the size of the secondary market for the types of loans funded by the Company may adversely affect the Company's ability to sell loans and servicing rights in the secondary market, and accordingly adversely impact the Company's profitability and ability to fund future loan closings. Any decrease in the prices paid to the Company upon the sale of the Company's loans or servicing rights could materially adversely affect the Company's business and results of operations.

If the Company is unable to maintain adequate credit facilities or access to funds, the Company's ability to make loans will be limited

  The Company funds substantially all of the Company's loans through borrowings under the Prism Mortgage warehouse credit facility and through repurchase agreements and, to a lesser extent, through internally generated funds. The Company repays borrowings under the warehouse credit facility with the proceeds received from sales of loans and servicing rights. If the Company is unable to renew or replace the warehouse facility or repurchase agreements on adequate terms, are unable to comply with the terms of the warehouse facility or repurchase agreements, including the financial and other covenants, or are unable to increase the warehouse facility or expand the Company's repurchase agreements if required for future growth, the Company's business and results of operations would be materially adversely affected. If the Company cannot successfully maintain its existing warehouse facility or replace it with comparable financing sources, the Company would be required to curtail the Company's loan origination activities, which would have a material adverse effect on the Company's business and results of operations. The Company's principal credit facility provides it with an aggregate borrowing amount of $250 million, which amount may be increased to $400.0 million, is renewable annually and expires on March 31, 2000. On March 21, 2000, the Company extended this credit facility through April 28, 2000. Pursuant to the agreement, the maximum borrowing base has been reduced from $250 million to $200 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

The profitability of the Company's loans held for sale could be negatively affected by an increase in interest rates

  The value of the Company's loans is based, in part, on market interest rates, and the Company may experience losses on loan sales if interest rates change rapidly or unexpectedly and the Company is not properly hedged. If interest rates rise after the Company fixes a price for a loan but before the Company sells the loan in the secondary market, the value of that loan will decrease. If the amount the Company receives from originating and selling the loan is less than the Company's cost of borrowing to finance the loan, the Company could incur net losses and the Company's business and operating results could be adversely affected. Although the Company typically knows approximately how long the Company will keep a loan after funding, there may be unexpected delays that could increase the Company's interest rate exposure. While the Company uses various hedging strategies to provide some protection against interest rate risks, no hedging strategy can completely protect it. The nature and timing of hedging transactions may influence the effectiveness of hedging strategies and poorly designed strategies or improperly executed transactions may increase rather than decrease risk and losses. In addition, hedging strategies involve transaction and other costs. The Company cannot assure you that the Company's hedging strategy and the hedges that the Company makes will adequately offset the risks of interest rate volatility or that the Company's hedges will not result in losses.

If the Company does not properly execute the Company's acquisition strategy, including successfully integrating the Company's acquired companies, the Company's business may suffer

  An element of the Company's growth strategy is to expand the Company's operations through selective acquisitions of independent mortgage brokers and bankers. Substantial competition exists for acquisition opportunities in the mortgage industry. This competition could result in an increase in the price of, and a decrease in the number of, attractive acquisition targets. As a result the Company may not be able to successfully acquire attractive targets on terms that the Company deems acceptable. In addition, there can be no assurance that the Company will be able to obtain the additional financing the Company will need for the Company's acquisition program on terms that it deems acceptable and therefore, its growth through acquisitions would be limited. Acquisitions may also involve a number of special risks, including adverse short-term effects on the Company's results of operations, dilution resulting from issuances of the Company's common stock, diversion of management's time, strain on the Company's financial and administrative infrastructure, difficulties in integrating acquired businesses and personnel, loss of personnel and unanticipated legal liabilities. The Company cannot assure you that the Company will be able to overcome these acquisition risks or that they will not adversely affect the Company's business and results of operations.

The Company's recently-acquired tax credit syndication business is subject to a number of risks that could decrease the Company's profitability

  The Company acquired Apollo, an affordable housing and historic rehabilitation tax credit syndication business, in September 1999. For the year ended December 31 1999, approximately 26% of the Company's income from continuing operations before income taxes were attributable to Apollo. The Company expects that Apollo will continue to be an important source of income for the foreseeable future. A number of factors, however, including the following, could cause Apollo's contribution to the Company's earnings to be less than anticipated or even negative:

     . Apollo has a limited operating history;

     . competition to acquire interests in properties eligible for tax credits is intense, and there can be no assurance that Apollo will continue to be able to acquire such interests on terms allowing for profitable syndication;

     . Apollo's business depends on provisions in the Internal Revenue Code of 1986, as amended, for low-income housing tax credits and historic rehabilitation tax credits for residential properties. Adverse legislative developments could jeopardize Apollo's business;

     . Apollo's competitive position in the tax credit syndication market hinges in part on its relationships with developers of eligible properties and with the institutional investors to whom syndicated tax credits are marketed. The termination of key relationships could have an adverse ability on Apollo's ability to compete;

     . Apollo's competitive position depends on its ability to retain its key employees; and

     . Appollo's ability to acquire Investee Partnerships and syndicate interests is dependent on Appollo's ability to maintain adequate credit facilities on acceptable terms.

If any of these factors were to negatively affect Apollo, or if Apollo's performance were otherwise to deteriorate, the Company's overall business, financial condition and results of operations could be materially adversely affected. In addition, because Apollo generally acquires ownership of interests in real estate projects prior to their syndication, the Company faces potential loss of principal on the investment in such interests should Apollo be unable to effect syndication at the prices or on the timetable anticipated when the investment is made.

If the Company loses the Company's key personnel, the Company may not be able to replace them with highly experienced personnel

  The Company's future success depends to a significant extent on the continued services of the Company's senior management, particularly Mark A. Filler, President and Chief Executive Officer, Terry A. Markus, President of Prism Illinois, William D. Osenton, President of Pacific Guarantee and Martin E. Francis, President of Mortgage Market and other senior management at the Company's key operating subsidiaries. The loss of the services of Mr. Filler, Mr. Markus, Mr. Osenton, Mr. Francis or other key employees, could have a material adverse effect on the Company's business and results of operations. The Company does not maintain "key person" life insurance for any of the Company's personnel.

If the Company cannot attract or retain qualified loan originators, the Company's ability to maintain and increase the Company's origination volume will be adversely affected

  The Company depends on the Company's loan originators to generate customers by, among other things, developing relationships with consumers, real estate agents and brokers, builders, corporations and others, leading to repeat and referral business. Accordingly, the Company must be able to attract, motivate and retain skilled loan originators. In addition, the Company's growth strategy contemplates hiring additional loan originators. The market for skilled loan originators is highly competitive and historically has experienced a high rate of turnover. Competition for qualified loan originators may lead to increased costs for such loan originators. If the Company is unable to attract or retain a sufficient number of skilled loan originators or even if the Company is able to retain loan originators but the Company's costs increase, the Company's business and results of operations could be adversely affected.

Intense competition could reduce the Company's market share and harm the Company's financial performance

  The Company faces competition in the business of originating and selling mortgage loans. Low barriers to entry result in a steady stream of new competitors entering the traditional mortgage market and the Internet mortgage market. In addition, the nature of the mortgage industry is changing as mortgage products are becoming more commodity-like in nature due to, among other factors, price and visibility on the Internet. Mortgage companies must be able to offer a broad range of attractively priced products to remain competitive. The Company competes with a wide range of other mortgage lenders, including:

     .  other mortgage banks;
     .  commercial banks, savings and loan associations;
     .  credit unions;
     . insurance companies and other finance companies; and . Internet mortgage web sites.

  Many of these competitors or potential competitors are better established, substantially larger and have more capital and other resources than the Company does. If the Company expands into additional geographical markets, it will face competition from consumer lenders with established positions in those markets. In the future, the Company may also face competition from government-sponsored entities, such as Fannie Mae and Freddie Mac. Competition may lower the rates the Company can charge borrowers, thereby potentially lowering the amount of premium income on future loan sales and sales of servicing rights. Increased competition may also reduce the volume of the Company's loan originations and loan sales. There can be no assurance that the Company will be able to compete successfully in this evolving market.

If the Company is unable to implement the Company's Internet strategy successfully, the Company's ability to grow the Company's overall origination volume may be negatively affected

  A portion of the Company's growth is dependent on the Company's ability to originate loans on the Internet. The Company's Internet success will depend, in part, on the development and maintenance of the Internet's infrastructure and consumer acceptance of it as a distribution channel for mortgages. There can be no assurance that consumers will increase their use of the Internet for obtaining mortgage loans. In order to grow the Company's loan volume on the Internet, it is dependent on affinity relationships with operators of Internet mortgage web sites to capture some of the on-line mortgage growth. However, the Company's ability to significantly increase the number of loans it originates over the Internet and to continue to originate loans profitably through the Internet remains uncertain. In addition, many of the Company's agreements with Internet mortgage web sites and affinity relationships can be terminated with notice by either party. The Company's business and results of operations may be materially, adversely affected by the termination of these agreements.

Changes in existing government sponsored and federal mortgage programs could make selling the Company's loans in the secondary market more difficult

  The Company's ability to generate revenue through the sale of mortgages is largely dependent upon the continuation of programs administered by Fannie Mae, Freddie Mac and others that facilitate the issuance of mortgage-backed securities. A portion of the Company's business is also dependent upon the continuation of various programs administered by the Federal Housing Administration and the Veterans Administration. Any discontinuation of, or significant reduction in, the operation of those programs could have a material adverse effect on the Company's business and results of operations.

The Company's non-prime mortgage business subjects it to greater risks than the Company's prime business

  Lenders in the non-prime mortgage banking industry make loans to borrowers who have impaired or limited credit histories or higher debt-to-income ratios than traditional mortgage lenders allow. For the year ended December 31, 1999, only approximately 1% of the dollar amount of the Company's loans originated was categorized as non-prime. The non-prime mortgage banking industry is a riskier business than the conforming mortgage business because product offerings for non-prime mortgages frequently change which may make selling a non-prime loan in the secondary market more difficult. The Company's failure to adequately address these and other related risks could have a material adverse effect on the Company's business and results of operations.

The Company may be required to return proceeds obtained from the sale of loans

  When the Company sells a loan to an investor, it is required to make unqualified representations and warranties regarding the loan, the borrower and the property. These representations are made based in part on the Company's due diligence and information provided to it by borrowers and others. If any of these representations or warranties are later determined not to be true, the Company may be required to repurchase the loan from the investor or indemnify the investor for any damages caused by the breach of such representation or warranty. In connection with some non-prime loan sales, the Company may be required to return a portion of the premium paid by the investor for the loan if the loan is prepaid within the first year after its sale. If, to any significant extent, the Company is required to repurchase loans, indemnify investors or return loan premiums, it could have a material adverse effect on the Company's business and results of operations.

Because the Company's origination volume is geographically concentrated, the Company's business may be adversely affected by developments in individual markets

  In 1999, approximately 33%, 27% and 17% of the Company's mortgage loan originations, as measured by principal balances, were secured by property located in California, Illinois and the Pacific Northwest, respectively. Should these states or their surrounding regions experience adverse economic, political or business developments or suffer natural disasters, the Company's ability to originate loans would be reduced, and the rates of delinquency and foreclosure on loans it originates would be higher, than if it has greater geographic diversification. Moreover, if any of these states' or if the region's real estate markets should experience an overall decline in property values, the rates of delinquency, foreclosures, bankruptcies and losses on the loans the Company originates may be expected to increase substantially, which could negatively affect the Company's ability to originate loans or to sell the Company's loans and servicing rights. Unless and until the Company achieves greater geographic diversification, any disproportionate economic downturn in these areas could have a material adverse effect on the Company's business and results of operations.

The Company may not attain investors' expectations due to adverse factors

  The Company's quarterly revenues and net earnings and losses have fluctuated in the past and are expected to fluctuate in the future as a result of a number of factors, including the following:

     . size and timing of sales of loans and servicing rights, as a delay in a loan sale from one quarter to the subsequent quarter may lower revenues in the quarter from which the sale was delayed;

     . size and timing of acquisitions and internal expansion, as the timing will impact the future amount of revenues, goodwill and other expenses recorded by the Company;

     . the volatility of interest rates, as volatile interest rates could impact the Company's ability to profitably originate and sell loans, particularly if the Company's hedging strategy is ineffective;

     . the level of interest rates, as origination volume, particularly with respect to refinancings, is interest rate sensitive;

     . the relative volume of mortgage loan originations, as a decrease in the relative volume of originations from one quarter compared to a subsequent quarter could negatively affect the revenues in the quarter with the lower origination volume;

     . the Company's ability to offer competitive rates, as the Company's failure to offer competitive rates may lower the Company's origination volume for a particular quarter;

     . changes in market rates for origination and processing fees, as a decrease in these fees would lower the Company's quarterly revenue from these sources; and

     . the timing of transactions closed by Apollo, which may fluctuate greatly between quarters.


  In addition, a delay in closing a sale of loans or servicing rights would postpone recognition of premium income on these sales to a subsequent quarter. Unanticipated delays in closing a sale of loans or servicing rights could also increase the Company's exposure to interest rate fluctuations by lengthening the period during which the Company's variable rate borrowings under the Company's credit facilities are outstanding. If the Company were unable to profitably sell a sufficient number of loans or servicing rights in a particular reporting period, the Company's revenues for that period would decline. The Company's quarterly earnings will also be affected by:

     . the timing of acquisitions and the recognition of costs associated with those acquisitions;
     . the generally lower initial profitability of newly opened branches compared to mature branches; and
     .  the success of the Company's hedging strategy.

Mortgage brokerage regulations or other government regulations could adversely affect the method by which the Company conducts the Company's business or reduce the number of loans it originates

  Most states have laws and regulations governing the registration or licensing and conduct of persons providing mortgage brokerage services. Such laws and regulations also typically require certain consumer protection disclosures and compliance with loan solicitation procedures and a variety of other practices, throughout the various stages of the mortgage solicitation, application and approval process.

  In addition to state law, mortgage brokerage services are heavily regulated by federal law. For example, the Real Estate Settlement Procedures Act, prohibits the payment and receipt of mortgage loan referral fees. The act, however, does permit persons to be compensated for the fair market value of non-referral services actually rendered.

  Failure to comply with these requirements can lead to civil and/or criminal liability, loss of approved status, demands for indemnification or loan repurchases from buyers in the secondary market, rights of rescission for mortgage loans, class action lawsuits and administrative and enforcement actions.

  In addition, members of Congress, government officials and political candidates from time to time have suggested the elimination of or further limitation on the mortgage interest deduction for federal income tax purposes based on borrower income, type of loan or principal amount. Some of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs. The competitive advantages of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by this government action.

  Although the Company believes that it is currently in compliance in all material respects with applicable federal, state and local laws, rules and regulations, it cannot assure you that the Company is, or will be, in full compliance with current laws, rules and regulations; that more restrictive laws, rules and regulations will not be adopted or promulgated; that existing laws and regulations will not be interpreted in a more restrictive manner, which could make compliance substantially more difficult or expensive; or that new laws reducing or eliminating some of the benefits of purchasing a mortgage will not be enacted. If the Company is unable to comply with those laws or regulations or if new laws limit or eliminate some of the benefits of purchasing a mortgage, the Company's business and results of operations may be materially adversely affected.

If in the future the Company decides to securitize and/or retain the servicing rights of the Company's loans, the Company would be subject to additional risks that it does not currently face

  The Company currently does not securitize the loans that it originates, but rather sells them to the secondary market. However, in the future if the prices offered in the secondary market for the Company's loans are significantly lower than what it could receive through securitization, it would consider securitizing the Company's loans. If the Company began securitizing the its loans, it would be subject to numerous additional risks, including:

     .  decreased operating cash flow;
     .  conditions in the general securities and securitization markets;
     .  the need to obtain satisfactory credit enhancements;
     . the potential of having to write down the value of retained residual interests as a result of inaccurate projections regarding the fair value of the residual interest; and
     .  increased potential for earnings fluctuations.

  Except during the short period of time before a loan is sold, the Company also does not retain the servicing rights to the loans it originates. The Company sells the servicing rights at the same time it sells the loan. However, the Company would consider retaining the servicing rights to the Company's loans if it believed that their value was significantly greater than secondary market buyers were then willing to pay. If the Company started retaining the servicing rights to the Company's loans, it would be subject to numerous additional risks, including:

     .  decreased operating cash flow; and
     . the potential of having to write down the value of the servicing rights through a charge to earnings, particularly as a result of changing interest rates and alternative financing options which lead to increased prepayments.

Pending industry-wide litigation could change the manner in which the Company does business and subject it to potential liability

  Numerous lawsuits seeking class certification have been filed against mortgage lenders alleging that a type of direct and indirect payments to mortgage brokers by those lenders violate the Real Estate Settlement Procedures Act. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers and allege that various forms of direct and indirect payments to mortgage brokers are referral fees or unearned fees prohibited under RESPA, or that consumers were not informed of the brokers' compensation, in violation of law. Several federal district courts construing RESPA in these cases have reached conflicting results. In the only appellate decision addressing the issue to date, the United States Court of Appeals for the Eleventh Circuit in Culpepper v. Inland Mortgage Corporation reversed the lower court's summary judgment in favor of the lender defendant on the grounds that the lender had failed to establish that the indirect payment in the form of a "yield spread premium" made to a broker in a particular transaction was not a referral fee prohibited by RESPA. The case was remanded to the district court for further proceedings. The Department of Housing and Urban Development, acting upon Congress' direction, issued a policy statement in January 1999 setting forth its position that the legality of lender payments to mortgage brokers depends on a case-by-case analysis that takes into consideration all direct and indirect compensation received by the mortgage broker to determine whether (1) goods or facilities have been actually furnished or services performed for the compensation paid, and (2) the compensation is reasonably related to the value of the goods or facilities actually furnished or services actually performed.

  The Company receives various forms of direct and indirect payments from lenders for loans it brokers. If the pending cases on lender payments to brokers are ultimately resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. In addition, future legislation, regulatory interpretations or judicial decisions may require the Company to change its broker compensation programs or subject it to material monetary judgments or other penalties. Any changes or penalties may have a material adverse effect on the Company's business and results of operations.

The market price of the Company's common stock is highly volatile

  The market price of the Company's common stock is highly volatile and subject to wide fluctuations in response to numerous factors, including the following:

     .  actual or anticipated fluctuations in the Company's operating results;
     . changes in expectations as to the Company's future financial performance, including financial estimates by securities analysts and investors;
     .  the operating and stock performance of the Company's competitors;
     . announcements by the Company or its competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
     .  changes in interest rates;
     . additions or departures of key personnel; and . future sales of the Company's common stock.

  In addition, the stock market from time to time experiences extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the trading price of the Company's common stock, regardless of the Company's actual operating performance. Although an active public market for the Company's common stock exists, it may not be sustained in the future and trading in the Company's common stock may be limited.

  In the past, security holders have often brought securities class action litigation against a company following periods of volatility in the market price of their securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

The Company's officers elect all of the Company's directors and control stockholder votes; your interests may not be the same as those of the Company's officers

  The Company's officers and directors, together with entities related to them, beneficially own approximately 66% of the Company's outstanding common stock. As a result, if acting together, these stockholders have the ability to control the outcome of all matters requiring stockholder approval including:

     .  the election and removal of directors;
     . amendments to the Company's charter; and . any merger, sale of all or substantially all of the Company's assets or other major corporate transactions.

  Such control could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of the Company's common stock could be adversely affected.

Anti-takeover provisions affecting the Company could prevent its stockholders from obtaining a change of control premium for their shares of the Company's common stock

  The Company's amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain anti-takeover provisions that could have the effect of delaying or preventing changes in control. The provisions in the Company's charter documents include the following:

     . a classified board of directors pursuant to which the Company's directors are divided into three classes, with three-year staggered terms;

     . the ability of the Company's board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

     .  stockholder action to be taken only at a special or regular meeting; and

     . advance notice procedures for nominating candidates to the Company's board of directors.

     . In addition, the Company adopted a stockholder rights plan in January 2000, pursuant to which the Company distributed one right for each outstanding share of Common Stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire the Company or a substantial ownership position in the Company on terms not approved by the Board of Directors of the Company.

  The foregoing provisions could have the effect of delaying, deferring or preventing a change in control of Prism Financial; discourage bids for the Company's common stock at a premium over the market price; or adversely affect the market price of, and the voting and other rights of the holders of, the Company's common stock. The Company is subject to certain Delaware laws that could have similar effects. One of these laws prohibits the Company from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.

ITEM 2.  PROPERTIES

  The principal executive and administrative offices of Prism Financial occupy approximately 40,000 square feet of commercial office space in Chicago, Illinois, under a sublease expiring in 2004. The Company leases the following properties for the Company's regional operations:

                                                                   Approximate
Location                                                         Square Footage
--------                                                         --------------


Pt. Richmond, California......................................          15,000
Englewood, Colorado...........................................          13,990
Lake Oswego, Oregon...........................................           5,189
Cleveland, Ohio...............................................           3,226

  In addition, The Company leases 155 additional locations in connection with the Company's branch offices, for lease terms expiring at various dates from 2000 through 2006. The Company does not own any real estate except for the Company's mortgagee's interests in the ordinary course of business. The Company intends to lease additional office space in connection with the expansion of its branch office system.

ITEM 3.  LEGAL PROCEEDINGS

  Prism Financial is involved from time to time in litigation incidental to its business. The Company is not aware of any pending or threatened claims against the Company that might materially adversely affect its operating or financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock, $0.01 par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "PRFN." The following table sets forth, for the quarters indicated, the range of high and low closing sale prices per share for the Common Stock on the Nasdaq National Market.

                                                            High         Low
                                                         ----------   ----------
Year Ended December 31, 1999:
      Second Quarter.................................      21  3/4      18  1/4
      Third Quarter..................................      28 15/16      9  7/8
      Fourth Quarter.................................      13 1/8        4 9/16

  As of March 27, 1999, the Common Stock was held by 33 holders of record.

  The Company has never declared any cash dividends or distributions on its capital stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data for the years ended December 31, 1999 and 1998 and as of December 31, 1999 and 1998 have been derived from Prism Financial's consolidated financial statements, included elsewhere herein, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The following selected financial data for the year ended December 31, 1997 has been derived from Prism Financial's consolidated financial statements, included elsewhere herein, which have been audited by McGladrey & Pullen, LLP, independent public accountants. The following selected financial data for the years ended December 31, 1996 and 1995 and as of December 31, 1997, 1996 and 1995 have been derived from the audited financial statements of Prism Financial not included elsewhere herein. The operating data are derived from financial information compiled by Prism Financial and are unaudited. The following information is qualified by reference to, and should be read in conjunction with, Prism Financial's financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       Year Ended December 31,
                                            ---------------------------------------------
                                              1999      1998      1997      1996     1995
                                              ----      ----      ----      ----     ----
 (in thousands, except per share data)
Statement of Income Data:
Total revenues............................  $150,659   $85,666   $26,763   $12,201  $7,577
Total expenses............................   142,176    73,570    23,927    11,181   7,354
                                            --------   -------   -------   -------  ------
 Income from continuing operations
  before income taxes.....................     8,483    12,096     2,836     1,020     223
Income tax benefit........................    (1,467)        -         -         -       -
                                            --------   -------   -------   -------  ------
Income from continuing operations.........     9,950    12,096     2,836     1,020     223
Loss from discontinued operations, net (1)    (1,097)   (1,001)     (333)        -       -
                                            --------   -------   -------   -------  ------
Net income................................  $  8,853   $11,095   $ 2,503   $ 1,020  $  223
                                            ========   =======   =======   =======  ======
Earnings per share from continuing
 operations (diluted).....................  $   0.74   $  1.14   $  0.28
                                            ========   =======   =======
                                            $   0.66   $  1.05   $  0.24
Net earnings per share (diluted)..........  ========   =======   =======

Shares used in computing earnings per
 share (diluted)..........................    13,454    10,611    10,269
                                            ========   =======   =======


Pro forma data (unaudited) (2):
Income from continuing operations, net
 of pro forma income taxes................  $  5,175   $ 7,504   $ 1,708
                                            ========   =======   =======
Pro forma earnings per share (diluted)....  $   0.35
Pro forma shares used in computing pro      ========
 forma earnings per share (diluted).......    14,689
                                            ========

___________

(Footnotes on following page)

                                                                              As of
                                                                           December 31,
                                                          --------------------------------------------
                                                            1999      1998     1997     1996     1995
                                                          --------  --------  -------  -------  ------
                                                                         (in thousands)
Balance Sheet Data:
Cash and cash equivalents............................     $  6,915  $ 12,124  $ 1,164  $ 1,144  $  597
Loans held for sale..................................      198,294   467,254   60,901   17,769   6,016
Properties held for sale.............................       74,070         -        -        -       -
Total assets.........................................      331,603   503,622   65,332   20,100   7,409
Loans sold under agreements to repurchase............       11,934   292,627        -        -       -
Warehouse lines of credit............................      191,603   170,217   59,634   17,595   6,016
Capital contributions payable........................       61,674         -        -        -       -
Total debt...........................................          221     5,027        -        -       -
Total stockholders' equity...........................       42,035    16,203    3,076    1,523     503

                                                                            Year Ended December 31,
                                                                       ---------------------------------
                                                                        1999     1998     1997     1996
                                                                       -------  -------  -------  ------
                                                                                (in thousands)
Operating Data:
Total mortgage originations (in millions)............................  $ 7,669  $ 5,025  $ 1,469  $  857
Internet mortgage originations (in millions).........................  $   336  $   122  $     -  $    -
Number of loans originated...........................................   46,532   31,943   10,086   5,460
Loan originators at period end.......................................    1,223      749      203     126
Number of branches at period end.....................................      159       95       17      11

___________

(1) In July 1999, the Company discontinued the operations of a business segment that originated and sold sub-prime mortgages. See Note 8-Discontinued Operations in the Notes to the Consolidated Financial Statements included elsewhere herein for a more detailed discussion of this transaction.
(2) Pro forma information is presented to reflect the results of operations as if the Company had been taxed as a C corporation since the beginning of each period presented and to reflect the pro forma weighted average number of shares outstanding as if the shares issued in the initial public offering had been issued on January 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion and analysis below contains certain forward-looking statements (as such term is defined in Section 21E of the Exchange Act) that reflect the current views of the management of Prism Financial Corporation and subsidiaries (collectively, "Prism Financial" or the "Company"), as well as assumptions made by, and information currently available to, the Company's management, with respect to future events and financial performance. The Company's actual growth, results, performance and business prospects and opportunities in 2000 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "-Special Note Regarding Forward-Looking Statements" on page 38 and Item 1. Business - Risk Factors beginning on page 14 for a discussion of risks, uncertainties and other factors that could cause or contribute to such material differences.

General

  Prism Financial is a leading retail mortgage banking company primarily engaged in the business of originating, selling and brokering residential mortgage loans. The Company originated $7.7 billion in loans in 1999. Through the Company's network of approximately 1,200 commission-only loan originators operating out of 159 retail branches in 27 states as of December 31, 1999, and the Company's relationships with operators of leading Internet mortgage web sites, the Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers. The Company operates as both a mortgage banker, underwriting, closing and funding loans, and a mortgage broker, selling the loan products of over 100 different lenders.

  Since being founded in 1992, the Company has focused on growing its origination volume by building a retail origination network through internal growth and selective acquisitions and, recently, through relationships with operators of Internet mortgage web sites. In 1999, the Company opened seven company-owned branches, closed 20 unprofitable branches, opened 28 net branches and added approximately 70 new loan originators.

  During 1999, the Company continued to selectively pursue acquisitions of independent, high-quality mortgage brokers and mortgage banks. Since 1996, the Company has completed nine acquisitions of mortgage companies, including Pacific Guarantee Mortgage Corporation ("Pacific Guarantee") and Mortgage Market, Inc. ("Mortgage Market") in 1998 and First City Financial Corporation ("First City"), Mortgage Express, Inc. ("Mortgage Express") and Valley Financial Corporation ("Valley Financial") in 1999. As of the respective acquisition dates, these nine acquisitions resulted in the addition of over 800 loan originators and 111 branches in 16 states.

  In September 1999, the Company acquired an 80 percent interest in Apollo Housing Capital, L.L.C. ("Apollo"). Through this transaction, the Company sought to diversify its revenue and growth channels. Apollo structures and sells interests in investment portfolios comprised of affordable housing and historic tax credits.

  The Company believes that the Internet provides a unique medium to deliver mortgage services. The Company's objective is to become a leading provider of mortgage products through the Internet. The Company believes its broad range of competitively priced products, its offering of private label online mortgage centers to corporations and other organizations, and its strategic relationships with leading Internet mortgage web sites position it to capitalize on the anticipated growth in on-line mortgage originations. International Data Corporation estimates the on-line mortgage market will increase from approximately $18.7 billion originated in 1999 to over $90 billion by 2003. The Company originated approximately $336 million of loans over the Internet in 1999.

  Beginning in September 1999, the Company began to see a decline in its origination volumes. This decline was caused by a combination of rising interest rates, which led to a sharp decrease in refinance volume, and seasonal factors, which typically cause a slowdown in purchase volume in the first and fourth quarters of each year. The result of this decrease in volume was a sharp reduction in the profitability of the Company beginning in the third quarter of 1999 and increasing in the fourth quarter. The Company responded to this slowdown by reducing non-loan officer workforce by 24% and 15% in the third and fourth quarters, respectively.

Termination of S corporation status and income taxes

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

   Since the completion of the Company's initial public offering (the "Offering") on May 28, 1999, the Company has been treated as a C corporation and has been subject to corporate income taxation. The Company recorded an income tax benefit of $1,228,000 due to the S corporation conversion. Additionally, a pro forma income tax provision has been presented as if Prism Financial had been taxable as a C corporation for federal and state income tax purposes for the entire year of 1999 and for 1998 and 1997.

Results of operations

  The following table sets forth, for the periods indicated, information derived from the Company's statement of income expressed as a percentage of total revenues. Economic and interest rate cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During such periods, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Due to the stable and decreasing interest rate environments during 1997, 1998 and the first half of 1999, the Company's historical performance may not be indicative of results in a rising interest rate environment. In addition, the Company's recent and rapid growth may distort some of its ratios and financial statistics and may make period-to-period comparisons difficult. As a result, the Company's historical earnings performance may be of little relevance in predicting future performance. Furthermore, the Company's financial statistics may not be indicative of its results in future periods.

                                                                               Year Ended December 31,
                                                                            -----------------------------
                                                                            1999        1998        1997
                                                                            -----       -----       -----
Revenues:
 Loan origination income..............................................       66.7%       73.1%       76.9%
 Net premium income...................................................        9.9        13.8         6.1
 Loan-related fees....................................................       13.3         8.9        13.6
 Net interest income..................................................        3.4         2.1         1.4
 Net syndication income...............................................        2.3           -           -
 Other................................................................        4.4         2.1         2.0
                                                                            -----       -----       -----
                                                                            100.0       100.0       100.0
                                                                            -----       -----       -----
Expenses:
 Commissions..........................................................       40.2        41.7        37.6
 Loan-related expenses................................................        7.6         9.8        14.1
 Salaries and benefits................................................       27.6        20.9        22.9
 General and administrative expenses..................................       16.7        11.6        13.1
 Depreciation and amortization........................................        2.2         1.7         1.2
 Other................................................................        0.1         0.2         0.5
                                                                            -----       -----       -----
                                                                             94.4        85.9        89.4
                                                                            -----       -----       -----
   Income from continuing operations before income taxes..............        5.6        14.1        10.6
                                                                            -----       -----       -----
 Income tax benefit from operations and conversion of "S" corporation.       (1.0)          -           -
                                                                            -----       -----       -----
    Income from continuing operations.................................        6.6        14.1        10.6
                                                                            -----       -----       -----

Discontinued Operations:
 Loss from discontinued operations, net of income taxes...............       (0.1)       (1.1)       (1.2)
                                                                            -----       -----       -----
 Loss on disposal, net of income taxes................................       (0.6)          -           -
                                                                            -----       -----       -----

    Net income........................................................        5.9%       13.0%        9.4%
                                                                            =====       =====       =====

Pro Forma Information (1):
    Income from continuing operations before income taxes.............        5.6%       14.1%       10.6%
    Pro forma provision for income taxes..............................        2.2         5.3         4.2
                                                                            -----       -----       -----
    Income from continuing operations adjusted for pro forma income
     taxes............................................................        3.4%        8.8%        6.4%
                                                                            =====       =====       =====

(1) Pro forma information is presented to reflect the results of operations had the Company been taxed as a C corporation since the beginning of each period presented.

Revenues

  The Company earns revenues from the following sources: retail origination of loans; mortgage banking activities; the sale of mortgage-related ancillary services; and tax credit syndication fees. As a retail originator of loans, the Company generates loan origination income and loan-related fees through funded and brokered loans. Loan origination income consists of origination points paid by borrowers or discount points paid by wholesale lenders. Loan-related fees consist of application, documentation and processing fees paid by borrowers. On the loans closed through the Company's mortgage bank, the Company generates revenues from net premium income and net interest income. Net premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights, which are sold generally within 45 days of origination. This net gain is recognized based upon the difference between the combined selling price of the loan, and its related servicing rights, and the carrying value of the mortgage loans and servicing rights sold. Net interest income consists of the net difference between interest received on the Company's mortgage loans held for sale and interest expense paid under the Company's warehouse credit facilities. The Company also generates other revenue from the sale of mortgage-related services, including mortgage and title insurance policies, appraisals, credit reports and flood zone determination. Through the acquisition of an 80% interest in Apollo during the third quarter of 1999, the Company has entered the affordable housing and historic rehabilitation tax credit syndication business. Apollo packages interests in investment portfolios comprised of affordable housing and historic rehabilitation tax credits. Interests in these funds are then sold to outside investors. Net syndication income represents the revenue Apollo receives from selling interests in the funds, net of (1) the costs paid by Apollo to acquire the interests that are syndicated and (2) the direct expenses associated with the syndication. Apollo also receives fees from the ongoing management of the investment funds.

  The Company's total revenues increased to $150.7 million in 1999, an increase of $65.0 million, or 76%, over 1998 total revenues of $85.7 million. Total revenues in 1998 increased $58.9 million, or 220%, over 1997 revenues of $26.8 million. The increases in total revenues were due primarily to higher loan origination volume and increased mortgage banking activity during these years. Additionally, the Company's entrance into the tax syndication business, as well as the formation of a bundled services business, during 1999 contributed to the increase in total revenues for 1999, as compared to 1998. The tax credit syndication business contributed $3.5 million to total revenues in 1999, and the newly-formed bundled services business contributed $1.9 million to total revenues in 1999.

  Loan origination volume increased to $7.7 billion in 1999, an increase of $2.7 billion, or 54%, over 1998 loan origination volume of $5.0 billion. Loan origination volume in 1998 increased $3.5 billion, or 233%, over 1997 loan origination volume of $1.5 billion. The increases in loan origination volume during 1999, as compared to 1998, resulted primarily from the full year impact during 1999 of the Pacific Guarantee and Mortgage Market acquisitions, which were completed at the end of the third quarter of 1998. To a lesser extent, the acquisitions of First City in April 1999, Valley Financial in September 1999 and Mortgage Express also in September 1999, as well as new branch expansion and recruitment of additional loan originators, also contributed to the growth of loan origination volume during 1999. This increase was offset partially by a decrease in loan origination volume during the fourth quarter of 1999 as a result of the slowdown in the mortgage industry, as discussed above. The increase in loan origination volume during 1998, as compared to 1997, was due primarily to the acquisitions of Pacific Guarantee and Mortgage Market, as well as the overall expansion of new branches and the hiring of additional loan originators. The Company had 159 retail branches and over 1,200 loan originators as of December 31, 1999, as compared to 95 retail branches and approximately 750 loan originators as of December 31, 1998 and 17 retail branches and approximately 200 loan originators as of December 31, 1997. Refinancing activity accounted for approximately 36% of the Company's origination volume in 1999, as compared to 54% in 1998 and 31% in 1997. The reduction in refinancing origination volume during 1999, which is interest-rate sensitive, was attributable to increasing interest rates during the second half of the year. The increase in refinancing origination volume during 1998, as compared to 1997, was attributable to decreasing interest rates during 1998.

  Loan origination income. Loan origination income increased to $100.5 million in 1999 from $62.6 million in 1998, an increase of $37.9 million, or 61%. Loan origination income increased $42.0 million, or 204%, over 1997 loan origination income of $20.6 million. These increases were attributable to the growth in loan origination volume during these periods, as discussed above.

   Net premium income. Net premium income increased to $14.9 million in 1999 from $11.8 million in 1998, an increase of $3.1 million, or 26%. Net premium income in 1998 increased $10.2 million, or 638%, over 1997 net premium income of $1.6 million. As a percentage of total loan origination volume, the Company's mortgage bank funded 46% of the Company's loan originations in 1999, as compared to 47% in 1998 and 37% in 1997. The increase in net premium income during 1999, as compared to 1998, resulted primarily from the higher volume, on an absolute basis, of loan originations funded through the Company's mortgage bank. Mortgage loans sold during 1999 increased to $3.8 billion, an increase of $1.8 billion, or 90%, over mortgage loans sold of $2.0 billion in 1998. This increase was offset in part by the Company's lower margins realized on mortgage loans sold during the second half of 1999 due to increasing interest rates. The increase in net premium income in 1998, as compared to 1997, resulted primarily from the higher volume of loan originations funded through the Company's mortgage bank, both on an absolute and percentage basis, and the improved pricing on the Company's sales of servicing rights resulting from improved market conditions and larger volume during 1998. Mortgage loans sold in 1998 increased by $1.5 billion, or 303%, over 1997 mortgage loans sold of $495 million. In addition, the Company increased net premium income in 1998 through improved execution of its loan sales, as it sold a majority of its loans through bulk sales, assignment of trades and co-issue transactions, rather than flow sales, which was the principal method used in 1997.

  Loan-related fees. Loan-related fees increased to $20.1 million in 1999 from $7.7 million in 1998, an increase of $12.4 million, or 161%. The increase in loan-related fees was due primarily to the increase in loan origination volume. Additionally, because application and processing fees are often waived on refinancing transactions, the smaller percentage of refinancing volume during 1999, as compared to 1998, resulted in higher loan-related fees during 1999. Loan-related fees increased in 1998 by $4.1 million, or 114%, over 1997 loan-related fees of $3.6 million. Loan-related fees increased in 1998 due to increased loan origination volume.

  Net interest income. Net interest income in 1999 increased to $5.0 million from $1.8 million in 1998, an increase of $3.2 million, or 177%. Net interest income in 1998 increased by $1.4 million, or 386%, over 1997 net interest income of $363,000. The increases in net interest income during these periods were due primarily to the following factors: the increase in loans funded by the Company's mortgage bank; a higher average balance of mortgage loans held for sale; reduction in the effective rate of interest paid by the Company to finance loans held for sale attributable to increased usage of repurchase agreements and other credit lines, including Fannie Mae's "As Soon as Pooled/Early Purchase Option" (the "ASAP Plus" program); and the increased use of bulk sales and co-issue transactions, which resulted in an increase in the length of time loans were held for sale and allowed the Company to further benefit from its positive net interest margin. Additionally, the Company obtained a new warehouse credit facility in the first half of 1999, which contributed to the reduction in the effective rate of interest paid by the Company during 1999.

  Net syndication income. Net syndication income was $3.5 million for 1999. Because the Company first entered the tax credit syndication business in the third quarter of 1999 with the acquisition of its 80% interest in Apollo, the Company did not earn net syndication income during 1998 or 1997.

  Other income. Other income increased to $6.6 million in 1999 from $1.8 million in 1998, an increase of $4.8 million, or 267%. Other income in 1998 increased by $1.3 million, or 238%, over other income of $547,000 in 1997. The increase in other income during 1999 was due primarily to the Company's formation of Lender's Mortgage Services, L.L.C. ("LMS"), a bundled services business, in the second quarter of 1999, an increase in fees earned from the Company's risk-sharing relationships with certain mortgage insurance companies, and an increase in volume bonuses on loans brokered to specific institutions. To a lesser extent, the revenues earned in a full year of operations by Illinois Guaranty Title, L.L.C. ("IGT"), a title insurance business contributed to the Company by its principal shareholders in April 1998, contributed to the increase of other income during 1999. The increase in other income during 1998 was attributable primarily to income generated by IGT during 1998.

Expenses

  The Company's expenses largely consist of (1) commissions paid to loan originators on closed loans; (2) loan-related expenses, consisting of fees paid to third parties for appraisal and credit report services and reserves for potential loan repurchase and premium recapture obligations; (3) salaries and benefits paid to employees other than loan originators; (4) general and administrative expenses, such as occupancy costs, office expenses, travel expenses and professional services fees; and (5) depreciation and amortization expenses related principally to the Company's facilities, computers and intangible assets associated with acquisitions.

  The Company's total expenses increased to $142.2 million in 1999, an increase of $68.6 million, or 93%, over 1998 total expenses of $73.6 million. Total expenses in 1998 increased $49.7 million, or 208%, over 1997 expenses of $23.9 million.

  Commissions. Commissions expense increased to $60.5 million in 1999, an increase of $24.8 million, or 69%, over 1998 commissions expense of $35.7 million. Commissions expense in 1998 increased $25.6 million, or 253%, over 1997 commissions expense of $10.1 million. The increases in commissions expense were due primarily to higher loan origination volume in each of the periods. Commissions expense represented 40% of total revenues in 1999, as compared to 42% in 1998 and 38% in 1997. The slight decrease in commission expense as a percentage of total revenues during 1999, as compared to 1998, was primarily due to the addition of revenues from the Company's ancillary services and tax credit syndication segments, which increased the overall revenue base during 1999. The increase in commissions expense as a percentage of revenues in 1998, as compared to 1997, was primarily due to a higher average commission percentage as a result of a higher average production per loan officer.

  Loan-related expenses. Loan-related expenses increased to $11.5 million in 1999, an increase of $3.1 million, or 37%, over 1998 loan-related expenses of $8.4 million. This increase in loan-related expenses was due primarily to increased loan origination volume. Loan-related expenses represented 8% of total revenues in 1999, as compared to 10% in 1998. As a percentage of total revenues, loan-related expenses decreased primarily due to the addition of revenues from the Company's ancillary services and tax credit syndication segments, as well as the positive margins earned from LMS.

  Loan-related expenses in 1998 increased $4.6 million, or 121%, over 1997 loan-related expenses of $3.8 million. The increase in loan-related expenses resulted primarily from the increased volume of loan closings and additional reserves established for potential loan repurchase, substitution and premium recapture obligations during 1998, as compared to 1997. Loan-related expenses represented 10% of total revenues in 1998, as compared to 14% in 1997. This decrease in loan-related expenses as a percentage of total revenues resulted primarily from the timing of loan sales at the end of the respective periods. Loans held for sale were $467.3 million at December 31, 1998, as compared to $60.9 million at December 31, 1997, an increase of 667%. Because the Company must defer the revenues and expenses associated with loans closed, but not yet sold, the greater balance in loans held for sale at December 31, 1998 resulted in a higher expense deferral in 1998, as compared to 1997.

  Salaries and benefits. Salaries and benefits increased to $41.6 million in 1999, an increase of $23.7 million, or 132%, over 1998 salaries and benefits of $17.9 million. Salaries and benefits represented 28% of total revenues in 1999, as compared to 21% in 1998. The increase in personnel expenses, on an absolute basis and as a percentage of total revenues, related primarily to the full year impact of the Pacific Guarantee and Mortgage Market acquisitions, which were consummated in late 1998, and the First City acquisition, which was consummated in early 1999 and, to a lesser extent, the acquisitions of Valley Financial, Mortgage Express and Apollo, which were consummated in late 1999. Additionally, the hiring associated with building the infrastructure to support a significantly larger, newly-public company contributed to the increases in salaries and benefits during 1999. This increase in salaries and benefits was offset partially by the Company's 24% and 15% reductions in its non-loan officer workforce during the third quarter and fourth quarter, respectively, of 1999. The Company made these reductions to its non-loan officer workforce in response to sharp declines in origination volume in the third and fourth quarters of 1999 caused by rising interest rates and typical seasonal factors. As of December 31, 1999, excluding loan originators, the Company employed 878 people, as compared to 713 people as of December 31, 1998.

  Salaries and benefits in 1998 increased $11.8 million, or 193%, over 1997 salaries and benefits of $6.1 million. Salaries and benefits represented 21% of total revenues in 1998, as compared to 23% in 1997. The increase in personnel expenses, on an absolute basis, related primarily to increased staffing at new branches, as well as the Pacific Guarantee and Mortgage Market acquisitions. As a percentage of total revenues, salaries and benefits decreased due primarily to the growth of revenues exceeding the pace of hiring during 1998. As of December 31, 1998, excluding loan originators, the Company employed 713 people compared to 262 people at December 31, 1997.

  General and administrative expenses. General and administrative expenses increased to $25.1 million in 1999, an increase of $15.2, or 154%, over 1998 general and administrative expenses of $9.9 million. General and administrative expenses represented 17% of total revenues in 1999, as compared to 12% in 1998. The increase in general and administrative expenses, on an absolute basis and as a percentage of total revenues, was due primarily to the following factors: an increase in occupancy costs as a result of the opening of new branches during 1999; an increase in general and administrative expenses associated with the acquisitions completed since the end of the third quarter of 1998, including Pacific Guarantee, Mortgage Market, First City, Valley Financial, Mortgage Express and Apollo; and expenses that fluctuate with increases in loan volume, such as office supplies, telephone and delivery charges. These increases were offset partially by the Company's closing of unprofitable branches during the third and fourth quarters of 1999.

  General and administrative expenses in 1998 increased by $6.4 million, or 183%, over 1997 general and administrative expenses of $3.5 million. General and administrative expenses represented 12% and 13% of total revenues in 1998 and 1997, respectively. The increase in general and administrative expenses, on an absolute basis, was due primarily to an increase in occupancy costs as a result of the opening of the Company's new corporate headquarters in Chicago and nine new company-owned branches in 1998, the Pacific Guarantee and Mortgage Market acquisitions and expenses that fluctuate with increases in loan volume.

   Depreciation and amortization. Depreciation and amortization increased to $3.3 million in 1999, an increase of $1.9 million, or 136%, over 1998 depreciation and amortization of $1.4 million. Depreciation and amortization represented 2% of total revenues in both 1999 and 1998. The increase in depreciation and amortization was primarily attributable to the following factors: purchases of additional equipment and leasehold improvements for new branches opened during 1999; the continued development of the Company's proprietary in-house mortgage banking system and internet technology; and additions to fixed assets, as well as goodwill and other intangible assets, attributable primarily to the Pacific Guarantee, Mortgage Market and First City acquisitions, and to a lesser extent, to the Mortgage Express, Valley and Apollo acquisitions. The increase was offset partially by the Company's closing of unprofitable branches during the third and fourth quarters of 1999.

   Depreciation and amortization in 1998 increased by $1.1 million, or 342%, over 1997 depreciation and amortization of $322,000. Depreciation and amortization represented 2% of total revenues in 1998, as compared to 1% in 1997. The increase in depreciation expense was primarily attributable to purchases of additional equipment and leasehold improvements for new branches and the Company's new corporate headquarters, the continued development of the Company's proprietary in-house mortgage banking system, and goodwill amortization attributed to the 1998 acquisitions.

   Income taxes. The Company recorded an income tax benefit of $239,000 during 1999, representing the tax benefit for the Company's pre-tax loss for the period from May 28, 1999 (termination of S corporation status) through December 31, 1999. The Company also recorded an income tax benefit of $1.2 million in 1999 due to its conversion from an S corporation to a C corporation.

   Discontinued operations. On July 1, 1999, the Company adopted a plan to discontinue the operations relating to its subsidiary, Infiniti Mortgage, L.L.C. ("Infiniti"). Infiniti was created to originate and sell non-prime mortgages. As a result of the discontinuance of Infiniti's operations, the Company no longer originates loans from specialized retail branches focusing primarily on non-prime mortgages. The Company has accounted for this business as a discontinued operation in the accompanying consolidated financial statements for all periods presented, with a measurement date of July 1, 1999. For 1999, the Company reported a loss from discontinued operations, net of taxes, of $244,000 and a loss on disposal of this business, net of income taxes, of $853,000. The Company reported a loss from discontinued operations, net of income taxes, of $1.0 million for 1998 and $333,000 for 1997. The Company does not anticipate that the discontinuance of this business will have a material impact on its future operations.

  Net income. Net income decreased to $8.9 million in 1999, a decrease of $2.2 million, or 20%, as compared to net income of $11.1 million in 1998. Net income as a percentage of loan origination volume in 1999 dropped to 12 basis points, as compared to 22 basis points in 1998. The decrease in net income during 1999 was primarily due to interest rate increases in the second half of 1999, which lowered profit margins realized on loans sold in the secondary market and slowed origination growth in the second half of 1999. This decrease in net income during 1999 was offset in part by approximately $1.4 million of net income contributed by the tax credit syndication business. Net income increased $8.6 million, or 344%, in 1998, from $2.5 million in 1997. Net income as a percentage of loan origination volume grew to 22 basis points in 1998 from 17 basis points in 1997 due primarily to the significant increase in the number of loans funded through the Company's mortgage bank, which generate higher margins than brokered loans.

Recent Developments

  On March 10, 2000, the Company entered into a merger agreement (the "Merger Agreement") with Royal Bank of Canada ("RBC") and Prism Acquisition Subsidiary, Inc., a wholly-owned subsidiary of RBC ("Purchaser"). Pursuant to the Merger Agreement, Purchaser commenced a tender offer on March 22, 2000 to purchase all of the issued and outstanding Common Stock of the Company, together with the associated preferred stock purchase rights, for $7.50 per share in cash. Consummation of the tender offer is subject to the condition that at least a majority of the outstanding shares of the Company's Common Stock be validly tendered and not withdrawn. In connection with the Merger Agreement, stockholders holding approximately 62% of the issued and outstanding Common Stock have entered into an agreement with RBC and Purchaser to tender their shares. Consummation of the tender offer is also subject to the expiration or termination of any applicable antitrust waiting period and to certain regulatory approvals and other conditions. Following completion of the tender offer and subject to certain conditions, Purchaser would be merged with and into the Company, and the Company would thereby become a wholly-owned, indirect subsidiary of RBC. Any shares not tendered in the offer would be converted through the merger into the right to receive the offer price in cash, without interest. The transaction is expected to be completed in mid-2000.

Liquidity and capital resources

  Cash and cash equivalents decreased to $6.9 million at December 31, 1999, from $12.1 million at December 31, 1998. Cash provided by operating activities for 1999 was $304.2 million. Cash used in financing and investing activities was $295.7 million and $13.8 million, respectively.

  The Company's primary uses of cash and cash equivalents during 1999 were as follows: (1) $306.3 million net repayment of borrowings on the warehouse line of credit; (2) cash outlay for properties held for sale of $39.5 million in connection with the acquisition of Apollo; (3) a $21.4 million distribution to S corporation shareholders; (4) $7.4 million paid in connection with the Company's acquisitions; (5) $7.3 million repayment of accrued expenses; (6) $6.4 million paid for purchases of furniture, fixtures and equipment; and (7) $4.8 million repayment of long-term debt.

  The Company's primary sources of cash and cash equivalents during 1999 were as follows: (1) $306.5 million net proceeds from the sales of loans; (2) $30.8 million net proceeds from the Offering; (3) increase in capital contributions payable of $31.6 million; (4) net income of $8.9 million; (5) borrowings of $5.9 million on the Company's operating line of credit; and (6) collection of loan fees and other receivables of $5.5 million.

  Cash and cash equivalents increased to $12.1 million at December 31, 1998, from $1.2 million at December 31, 1997. The Company's primary sources of cash and cash equivalents during 1998 were net borrowings of $336.9 million on warehouse lines of credit and net income of $11.1 million. The Company's primary uses of cash and cash equivalents during 1998 were $339.4 million cash outlay for loans originated, net of loans sold during 1998, and a $10.4 million increase in loan fees and other receivables.

  Adequate credit facilities and other sources of funding, which permit the Company to fund the loans it originates, are essential to the Company's ability to close loans through its mortgage bank. Net working capital was $7.7 million at December 31, 1999, as compared to $11.8 million at December 31, 1998. After using available working capital, the Company borrows money to fund the Company's loan closings and repays these borrowings as the loans and accompanying servicing rights are sold.

  As of December 31, 1999, the Company utilized one warehouse credit facility (the "Mortgage Origination Warehouse Facility") with a maximum borrowing amount of $250 million to fund loan closings through its mortgage bank. Loans under the Mortgage Origination Warehouse Facility bear interest at rates that vary depending on the type of underlying loan, and the loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan and the ratio of the Company's liabilities to the Company's tangible net worth. The weighted average interest rate on the Mortgage Origination Warehouse Facility during 1999 was 6.29%, as compared to 7.10% in 1998. The Company is required to comply with various operating and financial covenants under the Mortgage Origination Warehouse Facility. As of December 31, 1999, the Company was in compliance with all operating and financial covenants.

  As of December 31, 1999, the Company's borrowings under its Mortgage Origination Warehouse Facility increased to $176.1 million, from $170.2 million as of December 31, 1998. The Company had a maximum of $73.9 million available for additional borrowings as of December 31, 1999 under its Mortgage Origination Warehouse Facility. At December 31, 1999, the Company's loans held for sale were $198.3 million, as compared to $467.3 million at December 31, 1998.

  The Company's Mortgage Origination Warehouse Facility agreement contains a number of covenants that, among other things, require certain subsidiaries of the Company to maintain a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth. This agreement also contains covenants that limit the Company's ability to (1) transfer or sell assets; (2) create liens; (3) pay dividends; (4) enter into transactions with the Company's affiliates; or (5) enter into a merger, consolidation or sale of substantially all of the Company's assets.

  On March 21, 2000, the Company extended its Mortgage Origination Warehouse Facility through April 28, 2000. Pursuant to the agreement, the maximum borrowing base has been reduced from $250 million to $200 million. In the event that the Company cannot renew the Mortgage Origination Warehouse Facility or obtain a comparable facility on or before the expiration of the Mortgage Origination Warehouse Facility, the Company's operations would be materially and adversely affected.

  Under the ASAP Plus program, Fannie Mae funded the Company on the loans it delivered to Fannie Mae on a continual, whole-loan basis upon receipt of the appropriate mortgage collateral. The funding price was determined by the daily Fannie Mae 30-day cash window price. At such time, the Company agrees to deliver mortgage loans to Fannie Mae and assign any related trades. The Company then redelivered all loans in the ASAP Plus program to reflect related forward pricing on a monthly basis. Fannie Mae purchased the mortgage loans for cash upon receipt of complete and accurate mortgage pool and other documentation. On December 31, 1999, the Company had an outstanding balance of approximately $11.9 million on the ASAP Plus line in repurchase agreements with Fannie Mae, with interest accruing at 5.11%.

  In January 2000, the Company changed the way it sells its loans to Fannie Mae. Previously, the Company used the ASAP Plus program. Currently, the Company uses the As Soon As Pooled Sale program ("ASAP Sale"). In accordance with generally accepted accounting principles, the Company accounted for transactions under the ASAP Plus program as financing activities. Accordingly, the related assets and liabilities remained on the Company's balance sheet until the loans were redelivered on a semi-monthly basis to Fannie Mae, at which point the corresponding gain or loss was recognized. Transactions under the ASAP Sale program, however, are considered sales and thus, the related assets and liabilities are reduced, and the gain or loss is recognized, at the time of the transactions. Under the ASAP Sale program, Fannie Mae does not fund the prospective loans to be bought, and therefore the Company no longer records loans sold under agreements to repurchase.

  The Company also makes regular use of uncommitted lines of credit and purchase and sale agreements, such as repurchase agreements, provided by major investment banks. These facilities permit the Company to diversify its borrowing resources, while accelerating the turnover of mortgage loans in inventory, reducing interest costs and permitting greater origination volumes. These agreements are not committed facilities and may be terminated at the discretion of the repurchase investor. The Company currently has two uncommitted, whole-loan repurchase agreements with major investment banks. Under the terms of these agreements, the Company may pledge mortgage loans originated to obtain additional liquidity while mortgage loans are held until sold through whole-loan sales. Amounts outstanding under these agreements at December 31, 1999 and December 31, 1998 were $10.4 million and $29.6 million, respectively.

    Apollo has a warehouse facility to fund its tax credit syndication business (the "Tax Syndication Warehouse Facility"). The Tax Syndication Warehouse Facility provides Apollo with a maximum borrowing limit of $30 million, which is secured by investee partnerships of Apollo. The weighted average interest rate on the Tax Syndication Warehouse Facility during 1999 was 7.55%. The Tax Syndication Warehouse Facility requires Apollo to comply with various operating and financial covenants. As of December 31, 1999, Apollo was in compliance with all operating and financial covenants.

  As of December 31, 1999, Apollo's borrowings under its Tax Syndication Warehouse Facility were $15.5 million. Apollo had a maximum of $5.2 million available for additional borrowings as of December 31, 1999 under the Tax Syndication Warehouse Facility. Apollo had irrevocable letters of credit totaling $9.3 million as of December 31, 1999. In addition, the Tax Syndication Warehouse Facility has a monthly commitment fee equal to 0.375% of the average daily unused portion of the facility.

  Apollo's Tax Syndication Warehouse Facility agreement contains a number of covenants that, among other things, require Apollo to maintain a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth. Additionally, Apollo must maintain profitability and a positive net worth. The credit agreement also contains covenants that limit Apollo's ability to (1) enter into transactions with Apollo's affiliates or (2) enter into a merger, consolidation or sale of substantially all of Apollo's assets.

  The Company has a $10 million operating line of credit, on a revolving basis, for working capital requirements from a commercial bank. This revolving line of credit is secured by a pledge of the Company's assets, other than loans securing the Company's warehouse facilities. As of December 31, 1999, the Company had approximately $5.9 million outstanding under this revolving line of credit, which expires on October 5, 2000. In the event that the Company cannot renew the operating line of credit or obtain a comparable line of credit on or before the expiration date of the operating line of credit, the Company's operations would be materially and adversely affected.

  The Company's expected cash flows from operations, existing cash balances, and funds available under its working capital and warehouse credit facilities are expected to be sufficient to meet the Company's liquidity requirements during 2000. However, the Company's actual cash needs will depend upon, among other things, (i) the results of operations, (ii) the level and timing of the Company's acquisition activity, and (iii) the level and timing of the Company's investment in its e-commerce and internet-related technology and other systems. If the Company (i) experiences losses from operations or experiences unforeseen operational difficulty or obligations, (ii) elects to make acquisitions for cash or Internet or systems investments which require significant cash outlays, or
(iii) cannot renew or replace its existing warehouse and working capital credit facilities prior to their expiration on comparable terms, the Company will be required to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings. If the Company is not able to obtain any such additional financing at the times required and on terms and conditions acceptable to the Company, the Company's growth would slow and its operations and financial condition would be materially and adversely affected. Any equity issuances by the Company could result in dilution to stockholders.

Year 2000 compliance

  The Company believes that it has successfully rendered its business-critical computerized applications relating to, among others, loan origination, servicing, pipeline management, hedging, payroll, financing and financial accounting and reporting, to be year 2000 compliant. In addition, the Company has rendered its non business-critical systems and services to be year 2000 compliant. Further, the Company has surveyed the vendors of the third-party technologies it incorporates into its products and services and applied updates or arrangements to correct potential year 2000 compliance problems. Since January 1, 2000, the Company has experienced no disruptions in its business operations as a result of year 2000 compliance problems or otherwise, and it has received no reports of any year 2000 compliance problems with its products and services. The Company is continuing to monitor third-party vendors of incorporated technologies for additional recommended year 2000 upgrades, which it will apply as soon as they become available. To date, the total cost of the Company's efforts to address year 2000 compliance has not been material.

  Nonetheless, some problems related to year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with the Company's own products and services or with third-party products or technologies that the Company uses. Any problems that are not identified and corrected successfully and completely could adversely affect the Company's business.

New accounting pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be carried on the balance sheet at fair value and changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the standard. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The type of accounting to be applied varies depending upon whether the nature of the exposure that is being hedged is classified as one of three hedged risks defined in the statement: change in fair value, change in cash flows and change in foreign-currency. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively.

The Company believes that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

Quarterly Comparisons

  The following tables set forth an unaudited summary of quarterly financial data. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, reflect all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

   The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February.

                                                                                         1999
                                                                                         ----
                                                                   First          Second        Third         Fourth
                                                                  Quarter         Quarter      Quarter       Quarter
                                                                  --------        -------      -------       -------
                                                                       (in thousands, except per share amounts)
                                                                                     (unaudited)
Total revenues, as previously reported (1)......................  $39,948         $42,024      $42,276       $28,707
Adjustments (2).................................................   (1,120)         (1,176)          --            --
    Total revenues..............................................   38,828          40,848       42,276        28,707

Income (loss) from continuing operations, as previously
    reported (1)................................................    4,896           5,938        3,618        (4,746)
Adjustments (2).................................................       64             180           --            --
    Income (loss) from continuing operations....................    4,960           6,118        3,618        (4,746)

    Net income (loss)...........................................    4,896           5,938        3,156        (5,137)

Earnings (loss) per share from continuing operations (diluted),
   as previously reported (1)...................................  $  0.42         $  0.46      $  0.25       $ (0.32)
   Earnings (loss) per share from continuing operations
   (diluted)....................................................  $  0.43         $  0.47      $  0.25       $ (0.32)

    Net earnings (loss) per share................................ $  0.42         $  0.46      $  0.22       $ (0.35)

 Shares used in computing earnings (loss) per share (diluted)...   11,556          12,948       14,696        14,625

                                                                                         1998
                                                                                         ----
                                                                   First          Second        Third         Fourth
                                                                  Quarter         Quarter      Quarter       Quarter
                                                                  --------        -------      -------       -------
                                                                       (in thousands, except per share amounts)
                                                                                     (unaudited)
Total revenues, as previously reported (1)......................  $13,883         $13,817      $20,066       $40,422
Adjustments (2).................................................   (1,106)         (1,416)          --            --
    Total revenues..............................................   12,777          12,401       20,066        40,422

Income from continuing operations, as previously reported (1)...    1,650           2,093        3,028         5,093
Adjustments (2).................................................      145              87           --            --
    Income from continuing operations...........................    1,795           2,180        3,028         5,093

    Net income..................................................    1,650           2,093        3,244         4,107

Earnings per share from continuing operations (diluted), as
     previously reported (1)....................................  $  0.16         $  0.20      $  0.29       $  0.46
    Earnings per share from continuing operations (diluted).....  $  0.17         $  0.21      $  0.29       $  0.46

    Net earnings per share......................................  $  0.16         $  0.20      $  0.31       $  0.37

    Shares used in computing earnings per share (diluted).......   10,352          10,410       10,620        10,980

(1)  As reported under the following for the quarters of 1999 and 1998:
     Consolidated Statements of Income in the Company's Quarterly Reports on Form 10-Q for the three months ended September 30, 1999 and 1998 and June 30, 1999 and 1998 and Consolidated Statements of Income in the Company's Registration Statement on Form S-1 for the three months ended March 31, 1999 and 1998.

(2) Adjustments reflect the effect of a discontinued operation, which occurred in the third quarter of 1999. See Note 8-Discontinued Operations of the Notes to the Consolidated Financial Statements included elsewhere herein for a more detailed discussion of this transaction.

Special Note Regarding Forward-Looking Statements

  This Form 10-K contains certain statements that are based upon the current expectations and projections of Prism Financial concerning current events. These statements are not historical facts and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers can identify these statements from the use of the words "estimate," "project," "believe," "intend," "anticipate," "expect" and similar expressions. These forward-looking statements include: statements of the Company's goals, intentions and expectations; statements regarding the Company's business plans and growth strategies; statements regarding the asset quality of the Company's loan and investment portfolios; and estimates of the Company's risks and future costs and benefits. These forward-looking statements are subject to certain risks and uncertainties, including the following, which could cause future results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit and ancillary services, which is affected by such external factors as the level of interest rates; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of mortgage banking, the Company's ancillary service operations, and affordable housing and historic tax credits; and (5) competition within the mortgage banking, affordable housing and historic tax credits and various ancillary service industries. See also "Business--Risk Factors" above. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  As of December 31, 1999, the Company used a 7% Fannie Mae, 30-year security as its benchmark for performing the sensitivity analysis. The Company assessed its exposure for loans in the pipeline, which are off-balance sheet, as well as mortgage loans held for sale, using the price change spectrum discussed above. A two hundred basis point decrease in the benchmark security would have decreased the total anticipated gains on loans in the pipeline and loans held for sale by approximately $182,000, or 9.26 basis points, as of December 31, 1999. A two hundred basis point increase in the benchmark security would have increased the total anticipated gains on loans in the pipeline and loans held for sale by approximately $120,000, or 6.10 basis points, as of December 31, 1999. The Company does not believe that a swing in interest rates at December 31, 1999 would have materially affected the net fair values recorded for loans held for sale, or any other financial instruments recorded at that date. This analysis is limited by the fact that it was performed at a certain point in time and does not incorporate other market factors at that time.

  At December 31, 1999 and 1998, the Company had open forward commitments with a total notional amount of approximately $151.4 million and $670.0 million, respectively, to sell mortgage loans with varying settlement dates up to February 2000. On December 31, 1999, the Company had two options to buy treasuries through February 2000, with a total notional amount of approximately $40.0 million. No options were outstanding at December 31, 1998. The Company also hedges its loans held for sale by using whole-loan sale commitments to ultimate investors, which totaled $152.1 million and $28.4 million at December 31, 1999 and 1998, respectively.

ITEM 8. FINANCIAL STATEMENT SUPPLEMENTARY DATA

  The information in response to this item is included in the Company's consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP and McGladrey & Pullen, LLP, appearing on pages F-1 through F-31 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Quarterly Comparisons."

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below lists the current Directors and Executive Officers of the
Company:

                                     Position with                          Term
 Name                      Age          Company           Director Since Expiration
 ----                      --- ------------------------   -------------- ----------
 Richard L. Wellek(1)(2)..  61 Chairman of the Board           1999         2001
 Mark A. Filler...........  39 President and Chief             1999         2002
                               Executive Officer
 Terry A. Markus..........  38 President of Prism              1999         2002
                               Illinois
 Andrew S. Hochberg(1)(2).  37 Director                        1999         2001
 Michael P. Krasny........  46 Director                        1999         2000
 William D. Osenton.......  55 President of Pacific
                               Guarantee Mortgage
                               Corporation ("Pacific
                               Guarantee"), a wholly
                               owned indirect
                               subsidiary of Prism
 Martin D. Francis........  39 President of Mortgage
                               Market, Inc. ("Mortgage
                               Market"), a wholly owned
                               indirect subsidiary of
                               Prism
 David A Fisher...........  30 Senior Vice President,
                               Chief Financial Officer
                               and Secretary
 Edward C. Ahern..........  36 Senior Vice President of
                               Secondary Marketing
 Kevin N. Christopher.....  34 Senior Vice President of
                               Production
 James P. Hayes...........  30 Senior Vice President,
                               Treasurer and Controller
 Laurence E Katz..........  30 Vice President of
                               Electronic Commerce

--------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.

   Richard L. Wellek. Mr. Wellek was elected as a director in May 1999 and was elected to the position of Chairman of the Board in December 1999. Mr. Wellek was Chairman of Varlen Corporation, a leading manufacturer of precision-engineered transportation products and petroleum analyzers, from May 1997 until August 1999 when Varlen was acquired by Amsted Industries. He served as Chief Executive Officer of Varlen Corporation from December 1983 through January 1999 and as President from December 1983 to May 1997. Mr. Wellek holds a B.S. in industrial management from the University of Illinois.

   Mark A. Filler. Mr. Filler has served as Chief Executive Officer since December 1999, as President since January 1999 and as a director since February 1999, when the Company was formed. From June 1994 to January 1999, he was an Executive Vice President of Prism Mortgage. From mid-1992 to May 1994, Mr. Filler served as Chief Operating Officer of Uresil Corp., a medical device business. Prior to 1992, he was employed by The Equity Group, a company engaged primarily in mergers and acquisitions and associated with Mr. Sam Zell. Prior to 1990, Mr. Filler was an attorney at the Chicago law firm Kirkland & Ellis. Mr. Filler holds a B.A. in political science from the University of Michigan and a J.D. from Harvard University.

   Terry A. Markus. Mr. Markus is a co-founder of the Company and has served as a director since February 1999, when the Company was formed. He has been President of Prism Illinois, an operating division of Prism Mortgage, since January 1999. Previously, Mr. Markus served as an Executive Vice President of Prism Mortgage from April 1994 to January 1999. Mr. Markus holds a B.S. in accountancy from the University of Illinois and a J.D. from Northwestern University. Prior to co-founding the Company, Mr. Markus was an attorney at the Chicago law firm Bell, Boyd & Lloyd.

   Andrew S. Hochberg. Mr. Hochberg has been a Principal of Next Realty, LLC, a commercial real estate development company, since February 1998. He has been a director of Gart Sports Company ("Gart Sports"), a leading full-line sporting goods retailer, since April 1998, and served as a director for Strouds, Inc., a bed and bath retailer, from 1996 to 1997. Prior to establishing Next Realty, LLC, Mr. Hochberg served in various capacities at Sportmart, Inc. from 1987 to 1998, including Chief Executive Officer from 1996 through January 1998, when Sportmart, Inc. became a subsidiary of Gart Sports. Mr. Hochberg holds a B.S. in economics from the University of Pennsylvania and a J.D. from Northwestern University.

   Michael P. Krasny. Michael Krasny is the founder of CDW Computer Centers, Inc., one of the nation's leading direct marketers of microcomputer products. He currently serves as CDW Computer Centers, Inc.'s Chairman of the Board and Chief Executive Officer. Michael Krasny holds a B.S. in finance from the University of Illinois.

   William D. Osenton. Mr. Osenton has served as President of Pacific Guarantee since December 1987. Mr. Osenton was Chairman of the Board of Pacific Guarantee from December 1987 to August 1998. Mr. Osenton served as a member of Prism's board of directors from October 1998 until March 1999. From August 1989 until August 1998, he was President of Pacific Guarantee Financial Services, a residential loan brokerage and loan servicing company, where he was responsible for overall management. Mr. Osenton holds a B.A. in history from Boston College and an M.B.A. from Loyola College.

   Martin D. Francis. Mr. Francis is the founder of Mortgage Market and has served as its President since November 1992. Prior to founding Mortgage Market, Mr. Francis was a loan originator for several years. Mr. Francis holds a B.S. in marketing from Southern Oregon State University.

   David A. Fisher. Mr. Fisher has served as Senior Vice President, Chief Financial Officer and Secretary since January 1999, having been a Vice President, General Counsel and Assistant Secretary since joining Prism Financial in October 1997. From September 1994 to October 1997, Mr. Fisher was an attorney at the Chicago law firm Katten Muchin & Zavis. He holds a B.S. in finance from the University of Illinois and a J.D. from Northwestern University.

   Edward C. Ahern. Mr. Ahern has served as Senior Vice President of Secondary Marketing since January 1999. He joined Prism Financial as a Vice President in June 1997. From 1993 to June 1997, Mr. Ahern was employed by LaSalle Home Mortgage Company in Secondary Marketing, with responsibility for risk management, investor relations and operations. Mr. Ahern holds a B.A. in business economics from the University of Illinois and an M.B.A. from the University of Chicago.

   Kevin N. Christopher. Mr. Christopher has served as Senior Vice President of Production since January 1999 and was a Vice President of Prism Financial from June 1995 to January 1999. Prior to joining Prism Financial, Mr. Christopher was a Branch Manager/Level II for Norwest Mortgage. Mr. Christopher holds a B.A. in liberal arts from the University of Illinois.

   James P. Hayes. Mr. Hayes has served as Senior Vice President since January 1999 and as Treasurer since January 1998. He joined Prism Financial as Controller in October 1995, a position he currently holds. From September 1991 to October 1995, Mr. Hayes was employed by Arthur Andersen LLP, where he managed financial audit engagements. He holds a B.S. in accountancy from Northern Illinois University. He is a certified public accountant.

   Laurence E. Katz. Mr. Katz has served as Vice President for Electronic Commerce since September 1998. From August 1997 to August 1998, Mr. Katz was a Senior Research Fellow at Harvard University's Graduate School of Business, where he was a student in the M.B.A. program beginning in August 1995. From July 1994 to August 1995, Mr. Katz served as assistant to the chief operating officer of Delray Farms, Inc., with responsibility for business development. From August 1991 to June 1994, he was a member of the Corporate Strategic Planning and Development Department at The Walt Disney Company. Mr. Katz holds a B.A. in political science from Yale College and an M.B.A. from Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act ("Section 16(a)") requires Prism's executive officers and directors and persons who own more than ten percent of a registered class of Prism's equity securities ("10% Stockholders") to file reports of ownership on a Form 3 and changes in ownership on a Form 4 or a Form 5 with the SEC. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all
Section 16(a) forms that they file. To the best of Prism's knowledge and belief, during fiscal 1999, its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements.


ITEM 11.  EXECUTIVE COMPENSATION


                          Summary Compensation Table

   The following summary compensation table sets forth certain information concerning the compensation of Prism's chief executive officer and four most highly compensated executive officers other than the chief executive officer as of the end of fiscal 1999 (the "Named Executive Officers") for each of the two fiscal years during the period ended December 31, 1999.

                                                                  Long-Term
                                                 Annual          Compensation
                                            Compensation(1)         Awards
                                          -------------------- ----------------
                                                               Number of Shares
                                                                  Underlying
Name and Principal Position          Year Salary ($) Bonus ($)  Options (#)(2)
---------------------------          ---- ---------- --------- ----------------
Mark A. Filler*....................  1999  175,000    50,000           --
President and Chief Executive
 Officer                             1998  150,000    25,000           --

Bruce C. Abrams*...................  1999  154,167       --            --
Chairman of the Board of Directors
 and Chief Executive Officer         1998   75,000       --            --

Martin E. Francis..................  1999  150,000    50,000         8,000
President of Mortgage Market         1998   37,500    50,000           --

Kevin N. Christopher...............  1999  110,000    80,000        50,000
Senior Vice President of Production  1998   93,500    66,500           --

David A. Fisher....................  1999  107,545    80,000        75,000
Senior Vice President, Chief
 Financial Officer and Secretary     1998   90,000    60,000           --

Terry A. Markus....................  1999  177,308       --            --
President of Prism Illinois          1998  150,000       --            --

--------
* Mr. Filler became Chief Executive Officer of Prism after the death of Mr. Abrams on December 12, 1999.
(1) The aggregate amount of perquisites and other personal benefits for each of the Named Executive Officers did not equal or exceed the lesser of either $50,000 or 10% of the total of such individual's base salary and bonus, as reported herein for the applicable fiscal years, and is not reflected in the table.
(2) Stock options granted under the 1999 Stock Plan.

Option Grants Table

   The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended December 31, 1999 under the 1999 Stock Plan. Prism had no stock appreciation rights ("SARs") outstanding and granted no SARs during the fiscal year ended December 31, 1999. Except as set forth in the table below, during fiscal year 1999, Prism did not grant any stock options under the 1999 Stock Plan to any of the Named Executive Officers.

                                        Individual Rights                     Potential
                         ------------------------------------------------ Realizable Value
                         Number of  Percent of Total                      at Assumed Rates
                           Shares   Options Granted                        of Stock Price
                         Underlying to Employees in  Exercise  Expiration Appreciation for
                         Grant (#)  Fiscal Year (%)  Price ($)    Date     Option Term(1)
                         ---------- ---------------- --------- ---------- -----------------
                                                                          5% ($)   10% ($)
                                                                          ------- ---------
Martin E. Francis.......    8,000          1.2           14     5/24/09    70,436   178,500
Kevin N. Christopher....   50,000          7.2           14     5/24/09   440,226 1,115,620
David A. Fisher.........   75,000         10.8           14     5/24/09   660,339 1,673,430

--------

(1) Amounts represent hypothetical gains that could be achieved from the exercise of the respective stock options and the subsequent sale of the Shares underlying such options if the options were exercised at the end of the option terms. The gains are based upon assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted. The rates of appreciation are mandated by the rules of the Exchange Act and do not represent Prism's estimate or projection of the future Share price.
(2) The stock options reported were awarded pursuant to the 1999 Stock Plan at exercise prices equal to the fair market value of the Shares on the date of grant. The options vest in specified installments over a four- or five-year period after the grant date and terminate ten years after the grant date.

Fiscal Year-end Option Values

   No stock options with respect to Shares were exercised by the Named Executive Officers in 1999. The following table provides certain summary information concerning the number of unexercised stock options held by the Named Executive Officers as of December 31, 1999. No information is included below as to the value of Named Executive Officers' unexercised options because the closing price per share of Prism common stock on December 31, 1999 was less than the exercise price per Share of all such unexercised options.

                                                         Number of Unexercised
                                                        Options at Fiscal Year
                                                              End (#)(1)
                                                       -------------------------
      Name                                             Exercisable Unexercisable
      ----                                             ----------- -------------
      Martin E. Francis...............................     --          8,000
      Kevin N. Christopher............................     --         50,000
      David A. Fisher.................................     --         75,000

--------
(1) Represents the aggregate number of stock options held as of December 31, 1999 which could and could not be exercised on that date pursuant to the terms of the stock option agreements related thereto and the 1999 Stock Plan.

Director Compensation

   Under the 1999 Omnibus Stock Incentive Plan (the "1999 Stock Plan"), an option to acquire 5,000 Shares is granted to each non-employee director upon his initial election to the Prism Board and an option to purchase 2,500 Shares is awarded to each non-employee director serving on the Prism Board on the day immediately following Prism's annual meeting of stockholders, provided that the non-employee director has served in such capacity for at least the preceding six months. Directors who are employees of Prism or its affiliates do not receive additional compensation for services as a director of Prism. All directors are reimbursed for actual expenses incurred in connection with attending meetings.

Employment and Consulting Agreements with Prism

   The following is a summary of certain employment and consulting agreements to which Prism or a subsidiary of Prism is a party. Such summary does not include any of the arrangements entered into by Prism employees in connection with Purchaser's acquisition of Prism pursuant to the Offer and the Merger. For a discussion of these arrangements, see Item 3 under "Arrangements with Executive Officers, Directors or Affiliates of Prism" in the Schedule 14D-9 of which this Information Statement forms a part.

   Prism's subsidiary Pacific Guarantee has an employment agreement with Mr. Osenton under which (1) Pacific Guarantee agrees to employ Mr. Osenton as President through May 31, 2003, provided that Pacific Guarantee may terminate Mr. Osenton's employment at any time for cause, and provided further that Mr. Osenton may terminate his employment at any time after July 31, 1999, (2) Mr. Osenton receives an annual salary of $180,000, is eligible each calendar year for a bonus of $70,000 if Pacific Guarantee's pre-tax income exceeds $1 million for the calendar year and receives employee benefits which are in effect from time to time for Pacific Guarantee's management and (3) Mr. Osenton agrees, during and after his employment with Pacific Guarantee, not to disclose or use for his own benefit confidential information regarding Pacific Guarantee and its affiliates.

   Prism's subsidiary Mortgage Market has an employment agreement with Mr. Francis under which (1) Mortgage Market agrees to employ Mr. Francis through July 31, 2000 as President of Mortgage Market, subject to renewal for one-year terms by Mr. Francis and Mortgage Market, provided that Mortgage Market may terminate Mr. Francis' employment for cause, (2) Mr. Francis receives an annual salary of $150,000, is eligible for a bonus of $50,000 if Mortgage Market's pre-tax income exceeds $1 million for the calendar year, and receives health and medical benefits and a company car and (3) Mr. Francis agrees, during and after his employment with Mortgage Market, not to disclose or use for his own benefit confidential information regarding Mortgage Market and its affiliates.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee currently consists of Messrs. Hochberg and Wellek. No member of Prism's Compensation Committee is a current or former officer or employee of Prism or any of its subsidiaries. There are no compensation committee interlocks between Prism and any other entities involving any of the executive officers or directors of such other entities.

   During fiscal year 1999, Bruce C. Abrams was a member of the Compensation Committee while serving as Chairman of the Board and Chief Executive Officer of Prism.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   According to information furnished to Prism as of March 15, 2000, the directors of Prism, Prism's "named executive officers" (the "Named Executive Officers") within the meaning of Item 402(a)(3) of Regulation S-K, and all directors and executive officers as a group, beneficially owned shares of Prism common stock as set forth below. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Exchange Act under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days of March 15, 2000.

                                Number of Common       Approximate Percentage of
Name                      Shares and Share Equivalents Outstanding Common Shares
----                      ---------------------------- -------------------------
Mark A. Filler(1).......           1,966,671                     13.2
Terry A. Markus(2)......           1,673,150                     11.3
Martin E. Francis.......                   0                       *
David A. Fisher(3)......              86,813                       *
Kevin N. Christopher....               2,000                       *
Andrew S. Hochberg(4)...              10,000                       *
Michael P. Krasny.......              20,000                       *
Richard L. Wellek.......              13,147                       *
All directors and
 executive officers as a
 group (12 persons)(1)(2)
 (3)(4).................           4,426,190                     29.3

--------
*   Represents less than 1%
(1) Includes 100,000 Shares which may be acquired upon the exercise of stock options held by Mr. Filler which vest upon a change of control of the Company. Also includes 466,669 shares held by the Filler Growth and Retention Fund I LP, a family limited partnership, of which Mr. Filler is the sole general partner.
(2) Includes 836,575 Shares held by the Markus Growth and Retention Fund I LP, a family limited partnership, of which Mr. Markus is the sole general partner.
(3) Includes 83,333 Shares which may be acquired upon the exercise of stock options held by Mr. Fisher which vest on April 30, 2000.
(4) Excludes 317,529 Shares owned by Abrams Capital Trust, a trust established by Mr. Abrams for the benefit of his wife and all of his children, over which Mr. Hochberg, as trustee, has investment and voting control. Mr. Hochberg disclaims beneficial ownership of these shares. See "Security Ownership of Certain Beneficial Owners," Footnote (1).

Security Ownership of Certain Beneficial Owners

   The following table sets forth information with respect to the persons other than Named Executive Officers or directors known to Prism to beneficially own more than five percent (5%) of the Shares, as of March 15, 2000:

Name and Address of                    Amount and Nature of
Beneficial Owner                       Beneficial Ownership Percentage of Class
-------------------                    -------------------- -------------------
Nancy C. Abrams, as executor of the
 estate of Bruce C. Abrams(1).........      5,503,745              37.2
c/o Mayer Brown & Platt
190 S. LaSalle
Chicago, Illinois 60603

Markus Growth and Retention Fund I
 LP(2)................................        836,575               5.7
3448 Dauphine Avenue
Northbrook, Illinois 60062-2264

--------
(1) Does not include 317,529 shares held by the Abrams Capital Trust. According to a Schedule 13D filed February 2, 2000, Nancy C. Abrams, individually, is a beneficiary of the Abrams Capital Trust, which holds 317,529 Shares. The Schedule 13D states that Ms. Abrams does not have voting or investment power with respect to such Shares and, accordingly, disclaims beneficial ownership of such Shares.
(2) Mr. Markus, as the sole general partner of Markus Growth and Retention Fund I LP, has sole voting and investment power with respect to all such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In January 1996, the Company loaned $100,000 each to Mr. Filler and Mr. Markus to purchase outstanding common shares of the Company from another stockholder. From January 1, 1997, the loans accrued interest at 8.25% annually. The principal was payable in five annual installments of $20,000, plus interest, beginning December 31, 1997. Each stockholder repaid the remaining principal and accrued interest balance of the loans to the Company in May 1999.

   The Company paid management fees for shared services of approximately $115,000 to LR Development Company in 1999. LR Development Company was controlled by Bruce C. Abrams, Chief Executive Officer and Chairman of the Board of Directors of Prism, until his death in December 1999.

   The estate of Bruce C. Abrams owns a one-third equity interest, and Mr. Hochberg has an indirect equity interest, in Winners Limited Partnership, an Illinois limited partnership, which is the landlord under the lease of an office building in Chicago, Illinois that is subleased by Prism. Mr. Hochberg is also on the board of directors of the company from which Prism subleases the office space. The Company made sublease payments of approximately $422,000 to the sublessor during 1999. The sublease, which extends through August 30, 2004, was negotiated on an arm's-length basis.

   Prism acquired 80 percent of the membership interests of Apollo Housing Capital, L.L.C. ("Apollo"), a tax credit syndication business, in September 1999 for approximately $1.64 million in cash, net of cash acquired in the acquisition. Fifty percent of the interests in Apollo were owned by Vision AHC, L.L.C. ("Vision"), an entity formerly controlled by the late Mr. Abrams and now controlled by Mr. Abrams' estate. Vision did not receive any cash from the Company upon the closing of the transaction. However, Vision is entitled to receive initial consideration of up to $3.25 million in cash only if Apollo satisfies conditions relating to available cash flows of Apollo following the closing. In addition, Vision will receive a percentage of Apollo's 1999 net cash flow following the acquisition and contingent consideration equal to a percentage of Apollo's pre-tax net income in each of the years 2000 through 2007.

   At the time of the closing of Prism Financial's acquisition of Apollo, Apollo had outstanding obligations of $500,000 under a promissory note payable to Vision. The note was paid in full in the third quarter of 1999.

   As of December 31, 1999, the Company, through Apollo, owned limited partnership interests valued at $18.7 million in two investee partnerships that were purchased in 1999 from LR Development Company, formerly controlled by the late Bruce C. Abrams. Additionally, the Company owed capital contribution notes totaling $17.1 million as of December 31, 1999 in connection with its acquisition of such limited partnership interest.

   On March 6, 1998, prior to its acquisition by Prism, Pacific Guarantee issued a subordinated promissory note to Mr. Osenton in the amount of $200,000 which, together with interest of 10% per annum, was due on or before March 31, 2000. Interest-only payments were payable monthly on unpaid principal and were due on the first day of each month beginning on April 30, 1998. This note was repaid in 1999.

   On June 30, 1997, prior to its acquisition by Prism, Pacific Guarantee issued a subordinated promissory note to Mr. Osenton and his wife in the amount of $400,000, which, together with interest of 10% per annum, was due on or before June 30, 2002. Interest-only payments were payable monthly on unpaid principal and were due on the first day of each month beginning August 1, 1997. This note was repaid in 1999.

   Mr. Abrams, Mr. Filler, Mr. Markus, Mr. Osenton, an affiliate of Mr. Abrams, and affiliates of Penny S. Pritzker, a Prism Board member from May 1999 until January 2000, entered into a registration rights agreement with Prism in May 1999 pursuant to which they received shelf, demand and piggyback rights to register their restricted Shares. The registration rights agreement has been filed as Exhibit 18 to this Schedule 14D-9 and is incorporated herein by reference.

   CDW Computer Centers, Inc., of which Mr. Krasny is Chairman of the Board and Chief Executive Officer, sold $140,778 worth of computer equipment to Prism in 1999. These purchases were negotiated on an arm's-length basis.

   In connection with the termination of the Company's S corporation status for federal and certain state income tax purposes in conjunction with the Company's initial public offering, the Company issued promissory notes (the "S Corporation Distribution Notes") to all of the Company's stockholders prior to the initial public offering, including Mr. Abrams, an affiliate of Mr. Abrams, Messrs. Filler and Markus, affiliates of Ms. Penny S. Pritzker and Mr. Osenton, in the amount of their respective undistributed accumulated S corporation earnings for the period ending on the termination date. In accordance with the Company's S Corporation status, all earnings of the Company during this period were taxed directly to these stockholders rather than to the Company. The initial amount owed under the S Corporation Distribution Notes upon issuance was $20.8 million including $10.7 million, $3.6 million, $3.6 million, $942,842, $944,309 and $564,551 to Mr. Abrams, Mr.
Markus, Mr. Filler, an affiliate of Mr. Abrams, affiliates of Ms. Pritzker and Mr. Osenton, respectively. As of December 31, 1999, the respective amounts outstanding under the S Corporation Distribution Notes were $675,574, $245,663, $245,663, $61,415, $68,708 and $36,771 plus accrued but unpaid interest.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

  (a) 1. The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-31 of this Form 10-K:

     Report of Independent Accountants

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes In Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

  2. The following financial statement schedule of the Company and the related report of independent auditors are included on pages S-1 and S-2 of this Form 10-K:

     Independent Auditors' Report


     Schedule II - Valuation and Qualifying Accounts

     All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

     3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

Exhibit 2.1    Share Exchange Agreement (incorporated herein by reference to
               Exhibit 3 to the Company's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission (the "SEC") on March 24, 2000 (the "Registration Statement" on Form 8-A/A)).

Exhibit 2.2 Merger Agreement, dated as of March 10, 2000, among Royal Bank of Canada, Prism Acquisition Subsidiary, Inc., formerly known as Rainbow Acquisition Subsidiary, Inc., and the Company (incorporated herein by reference to Exhibit 1 to the Company's
               Schedule 14D-9 filed with the SEC on March 22, 2000, as filed with Amendment No. 1 to such Schedule 14D-9 on March 27, 2000).

Exhibit 3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 4 to the Registration Statement on Form 8-A/A).

Exhibit 3.2 Second Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 5 to the Registration Statement on Form 8-A/A).

Exhibit 4.1 Specimen Certificate for the Registrant's Common Stock (incorporated herein by reference to Exhibit 6 to the Registration Statement on Form 8-A/A).

Exhibit 4.2    Registration Rights Agreement (incorporated by reference to
               Exhibit 4.3 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).

Exhibit 4.3 Rights Agreement, dated as of January 27, 2000, between the Company and LaSalle Bank National Association, as Rights Agent, which includes as Exhibit A the Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock and as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on February 8,
               2000).

Exhibit 4.4 First Amendment to Rights Agreement, dated as of March 10, 2000, between Prism Financial Corporation and LaSalle Bank National Association, as Rights Agent (incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A/A).

Exhibit 4.5    Share Exchange Agreement (see Exhibit 2.1).

Exhibit 10.1 1999 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 16 to the Company's Schedule 14D-9 filed with the SEC on March 22, 2000, as filed with Amendment No. 1 to such Schedule 14D-9 on March 27, 2000).**

Exhibit 10.2* Agreement for the Purchase and Sale of the Capital Stock of Pacific Guarantee Mortgage Corporation, dated as of July 31, 1998, by and between Prism Mortgage Company and William D. Osenton and Bruce P. Barbera (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).

Exhibit 10.3* Agreement for the Purchase and Sale of the Capital Stock of Mortgage Market, Inc., dated as of September 30, 1998, by and among Prism Mortgage Company and Martin E. Francis, Kenneth Bartley, Melissa Stashin and Curt Vanderzanden (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).

Exhibit 10.4* Prism Equity Value Plan, effective as of August 31, 1998, by Prism Mortgage Company and by personnel of Pacific Guarantee Mortgage Corporation (incorporated herein by reference to Exhibit
               10.4 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).**

Exhibit 10.5* Executive Employment Agreement, dated as of July 31, 1998, by and between Pacific Guarantee Mortgage Corporation and William D. Osenton (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).**

Exhibit 10.6* Executive Employment Agreement, dated as of September 30, 1998, by and between Mortgage Market, Inc. and Martin E. Francis (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).**

Exhibit 10.7 Prism 2000 Profit Sharing Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).**

Exhibit 10.8 Credit Agreement, dated as of March 31, 1999, among Prism Mortgage Company and its subsidiaries, the lending institutions listed on the signature pages thereto and The First National Bank of Chicago, as Agent (the "First National Bank of Chicago Credit Agreement") (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).

Exhibit 10.9* First Amendment to Purchase and Sale Agreement, entered into on April 25, 1999, by and among Bruce Barbera and William Osenton and Prism Mortgage Company (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).

Exhibit 10.10 Second Amendment to Purchase and Sale Agreement, entered into on April 27, 1999, by and among Bruce Barbera and William Osenton and Prism Mortgage Company (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883 )).

Exhibit 10.11 Third Amendment to Purchase and Sale Agreement, entered into as of May 11, 1999, by and among Bruce Barbera and William Osenton and Prism Mortgage Company (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).

Exhibit 10.12 Fourth Amendment to Purchase and Sale Agreement, entered into as of May 19, 1999, by and among Bruce Barbera and William Osenton and Prism Mortgage Company (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).

Exhibit 10.13 Prism Financial Corporation Amended and Restated 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit
               99.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-81889)).**

Exhibit 10.14 Loan and Security Agreement, dated as of October 7, 1999, by and between Prism Financial Corporation and LaSalle Bank National Association (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the "September 1999 10-Q").

Exhibit 10.15 First Amendment, dated as of May 24, 1999, to the First National Bank of Chicago Credit Agreement (incorporated herein by reference to Exhibit 10.2 to the September 1999 10-Q).

Exhibit 10.16 Second Amendment, dated as of October 7, 1999, to the First National Bank of Chicago Credit Agreement (incorporated by reference to Exhibit 10.3 to September 1999 10-Q).

Exhibit 10.17 Credit Agreement, dated as of September 30, 1999, among Apollo Housing Capital, L.L.C., LaSalle Bank National Association and Bank of America, National Association.

Exhibit 10.18  2000 Stock Option Plan (incorporated herein by reference to
               Exhibit 17 to the Company's Schedule 14D-9 filed with the SEC on March 22, 2000 as filed with Amendment No. 1 to such Schedule 14D-9 on March 27, 2000).**

Exhibit 10.19 Third Amendment, dated as of February 11, 2000, to the Bank One, N.A. Credit Agreement (f/k/a First National Bank of Chicago Credit Agreement) (the "Bank One Credit Agreement").

Exhibit 10.20 Fourth Amendment, dated as of March 21, 2000, to the Bank One Credit Agreement.

Exhibit 11     Statement Regarding Computation of Per Share Earnings.

Exhibit 16 Letter Regarding Change in Certified Independent Auditors (incorporated herein by reference to Exhibit 16.1 to the Company's Registration Statement on Form S-1, as amended (Registration No. 333-74883)).

Exhibit 21     Subsidiaries of Prism Financial Corporation.

Exhibit 23.1   Consent of PricewaterhouseCoopers LLP.

Exhibit 23.2   Consent of McGladrey & Pullen, LLP.

Exhibit 27     Financial Data Schedule.

* Portions of this exhibit have been omitted pursuant to a confidential treatment request filed with, and granted by, the Securities and Exchange Commission.

** Management contract or compensatory plan or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.

(b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated December 12, 1999 to report the death of the Company's Chairman and Chief Executive Officer, Bruce C. Abrams.

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Prism Financial Corporation

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Prism Financial Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Chicago, Illinois

February 21, 2000, except for
 Note 27, as to which the date
 is March 21, 2000

                         Independent Auditors' Report

To the Board of Directors
Prism Financial Corporation
Chicago, Illinois

   We have audited the accompanying consolidated statement of income, stockholders' equity and cash flows of Prism Financial Corporation and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of Prism Financial Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Prism Financial Corporation and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

McGladrey & Pullen, LLP
Schaumburg, Illinois

March 27, 1998

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        As of December 31, 1999 and 1998

                                                          1999          1998
                                                      ------------  ------------
                       ASSETS
                       ------
Cash and cash equivalents...........................  $  6,914,661  $ 12,123,893
Loans held for sale, at lower of cost or market.....   198,293,952   467,254,128
Loan fees and other receivables, net of allowance of
 $1,280,000 and $350,000                                14,316,347    14,206,790
Furniture, fixtures and equipment, net..............    11,185,212     4,284,214
Intangible assets, net..............................    15,131,073     2,920,336
Investments in and advances to affiliates...........           --         67,419
Properties held for sale............................    74,069,713           --
Other assets........................................     9,918,354     2,765,314
Net assets of discontinued operations...............     1,773,410           --
                                                      ------------  ------------
    Total assets....................................  $331,602,722  $503,622,094
                                                      ============  ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Loans sold under agreements to repurchase.........  $ 11,933,790  $292,626,673
  Warehouse lines of credit.........................   191,602,770   170,217,137
  Operating line of credit..........................     5,922,742           --
  Current portion of long-term debt.................       145,567       729,249
  Commissions payable...............................     3,184,193     4,290,899
  Accounts payable..................................     2,674,328     2,548,732
  Accrued interest payable..........................     2,701,051     2,153,402
  Payable to affiliates.............................           --        148,562
  Capital contribution notes payable................    61,674,051           --
  Accrued expenses and other liabilities............     8,213,732    10,406,306
  S corporation distribution notes..................     1,375,000
  Long-term debt....................................        75,675     4,297,836
  Minority interest.................................        65,012           --
                                                      ------------  ------------
    Total liabilities...............................   289,567,911   487,418,796
                                                      ------------  ------------
Commitments and contingencies.......................           --            --
Stockholders' equity:
  Preferred stock, $0.01 par value per share,
   10,000,000 shares authorized, no shares issued
   and outstanding..................................           --            --
  Common stock, $0.01 par value; 100,000,000 shares
   authorized; 14,625,171 and 11,495,297 shares
   issued and outstanding...........................       146,252       114,953
  Additional paid-in capital........................    41,956,374     4,002,779
  Accumulated (deficit) retained earnings...........       (67,815)   12,085,566
                                                      ------------  ------------
    Total stockholders' equity......................    42,034,811    16,203,298
                                                      ------------  ------------
    Total liabilities and stockholders' equity......  $331,602,722  $503,622,094
                                                      ============  ============

    The accompanying notes are an integral part of the financial statements.

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the years ended December 31, 1999, 1998 and 1997

                                             1999         1998         1997
                                         ------------  -----------  -----------
Revenues:
  Loan origination income..............  $100,514,238  $62,615,836  $20,573,280
  Net premium income...................    14,915,116   11,805,047    1,640,078
  Loan-related fees....................    20,097,986    7,661,829    3,639,867
  Net interest income..................     5,037,978    1,783,734      362,626
  Net syndication income...............     3,518,601          --           --
  Other................................     6,574,636    1,799,469      547,459
                                         ------------  -----------  -----------
                                          150,658,555   85,665,915   26,763,310
                                         ------------  -----------  -----------
Expenses:
  Commissions..........................    60,489,612   35,722,206   10,070,864
  Loan-related expenses................    11,508,863    8,391,163    3,763,578
  Salaries and benefits................    41,620,586   17,884,170    6,121,136
  General and administrative expenses..    25,124,450    9,939,096    3,500,736
  Depreciation and amortization........     3,262,728    1,432,985      321,908
  Other................................       169,321      200,154      148,499
                                         ------------  -----------  -----------
                                          142,175,560   73,569,774   23,926,721
                                         ------------  -----------  -----------
    Income from continuing operations
     before income taxes...............     8,482,995   12,096,141    2,836,589
                                         ------------  -----------  -----------
Income tax benefit.....................      (238,599)         --           --
Income tax benefit due to conversion of
 "S" corporation.......................    (1,228,381)         --           --
                                         ------------  -----------  -----------
    Income from continuing operations..     9,949,975   12,096,141    2,836,589
                                         ------------  -----------  -----------
Discontinued operations:
Loss from discontinued operations, net
 of income taxes.......................      (243,629)  (1,001,563)    (333,330)
Loss on disposal, net of income taxes..      (853,186)         --           --
                                         ------------  -----------  -----------
    Net income.........................  $  8,853,160  $11,094,578  $ 2,503,259
                                         ============  ===========  ===========
Earning per share--Basic:
  Earnings per share from continuing
   operations..........................  $       0.74  $      1.14  $      0.28
                                         ============  ===========  ===========
  Loss per share from discontinued
   operations..........................  $      (0.08) $     (0.09) $     (0.04)
                                         ============  ===========  ===========
  Net earnings per share...............  $       0.66  $      1.05  $      0.24
                                         ============  ===========  ===========
Earning per share--Diluted:
  Earnings per share from continuing
   operations..........................  $       0.74  $      1.14  $      0.28
                                         ============  ===========  ===========
  Loss per share from discontinued
   operations..........................  $      (0.08) $     (0.09) $     (0.04)
                                         ============  ===========  ===========
  Net earnings per share...............  $       0.66  $      1.05  $      0.24
                                         ============  ===========  ===========
Weighted average number of shares
 outstanding:
  Basic................................    13,390,371   10,567,995   10,269,000
                                         ============  ===========  ===========
  Diluted..............................    13,453,826   10,610,714   10,269,000
                                         ============  ===========  ===========
Pro forma data (unaudited):
  Income from continuing operations
   before income taxes.................  $  8,482,995  $12,096,141  $ 2,836,589
  Pro forma provision for income taxes.     3,308,368    4,591,695    1,128,111
                                         ------------  -----------  -----------
  Pro forma income from continuing
   operations..........................  $  5,174,627  $ 7,504,446  $ 1,708,478
                                         ============  ===========  ===========
Pro forma earnings per share from
 continuing operations
  Basic................................  $       0.35
                                         ============
  Diluted..............................  $       0.35
                                         ============
Pro forma weighted average number of
 shares outstanding....................
  Basic................................    14,625,171
                                         ============
  Diluted..............................    14,688,625
                                         ============

    The accompanying notes are an integral part of the financial statements.

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997

                                  1999                    1998                   1997
                         ----------------------  ----------------------  ---------------------
                           Shares     Amount       Shares     Amount       Shares     Amount
                         ---------- -----------  ---------- -----------  ---------- ----------
Common stock:
  Balance at beginning
   of period............ 11,495,297 $   114,953  10,269,000 $   102,690  10,269,000 $  102,690
  Stock issued for
   initial public
   offering.............  2,500,000      25,000         --          --          --         --
  Stock issued for
   acquisitions as
   additional
   consideration and
   deferred
   compensation.........    629,874       6,299     548,851       5,489         --         --
  Capital contribution..        --          --      574,756       5,748         --         --
  Other issuance of
   common stock.........        --          --      102,690       1,026         --         --
                         ---------- -----------  ---------- -----------  ---------- ----------
    Balance at end of
     period............. 14,625,171     146,252  11,495,297     114,953  10,269,000    102,690
                         ========== -----------  ========== -----------  ========== ----------
Additional paid-in
 capital:
  Balance at beginning
   of period............              4,002,779                 (52,690)               (52,690)
  Stock issued for
   initial public
   offering, net of
   underwriting
   discounts............             32,525,000                     --                     --
  Stock issued for
   acquisitions as
   additional
   consideration and
   deferred
   compensation.........              8,811,943               1,494,511                    --
  Capital contribution..                 99,998               2,494,252                    --
  Distribution notes
   payable to
   S corporation
   stockholders in
   connection with
   conversion to a
   C corporation........             (1,375,000)                    --                     --
  Cash distributions to
   S corporation
   stockholders.........               (406,460)                    --                     --
  Initial public
   offering costs.......             (1,701,886)                    --                     --
  Other issuance of
   common stock.........                    --                   66,706                    --
                                    -----------             -----------             ----------
    Balance at end of
     period.............             41,956,374               4,002,779                (52,690)
                                    -----------             -----------             ----------
Accumulated (deficit)
 retained earnings:
  Balance at beginning
   of period............             12,085,566               3,025,707              1,473,443
  Net income............              8,853,160              11,094,578              2,503,259
  Cash distributions to
   S corporation
   stockholders.........            (21,006,541)             (2,034,719)              (950,995)
                                    -----------             -----------             ----------
    Balance at end of
     period.............                (67,815)             12,085,566              3,025,707
                                    -----------             -----------             ----------
Total stockholders'
 equity.................            $42,034,811             $16,203,298             $3,075,707
                                    ===========             ===========             ==========

    The accompanying notes are an integral part of the financial statements.

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1999, 1998 and 1997

                                    1999             1998            1997
                               ---------------  ---------------  -------------
Cash flows from operating
 activities:
Net income...................  $     8,853,160  $    11,094,578  $   2,503,259
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating
 activities:
  Depreciation and
   amortization..............        3,262,728        1,472,985        326,626
  Provision for loan and
   servicing losses..........          606,504          900,000            --
  Equity in net income of
   affiliates................           (8,916)        (269,481)      (511,806)
  Stock-based compensation...          368,877           67,732            --
Distributions from
 affiliates..................           76,335          245,163        480,266
Proceeds from sales of loans.    3,845,350,347    2,028,124,503    495,046,464
Loans originated.............   (3,538,836,812)  (2,367,554,285)  (538,177,870)
Changes in assets and
 liabilities, net of
 acquisitions:
  Loan fees and other
   receivables...............        5,520,568      (10,435,890)    (1,172,906)
  Properties held for sale...      (39,497,872)             --             --
  Other assets...............       (2,501,268)      (1,404,192)      (115,859)
  Commissions payable........       (1,973,343)       3,439,275        525,583
  Accounts payable...........       (1,357,383)       1,937,137        246,078
  Accrued interest payable...          268,920        2,025,360        127,993
  Payable to affiliates......         (148,562)          63,583        (34,198)
  Capital contributions
   payable...................       31,594,857              --             --
  Accrued expenses and other
   liabilities...............       (7,342,621)       2,182,443        774,707
                               ---------------  ---------------  -------------
    Net cash provided by
     (used in) operating
     activities..............      304,235,519     (328,111,089)   (39,981,663)
                               ---------------  ---------------  -------------
Cash flows from investing
 activities:
Purchases of furniture,
 fixtures and equipment, net.       (6,354,910)      (3,330,683)    (1,087,004)
Net cash (paid) received for
 acquisitions................       (7,435,092)       1,772,705            --
                               ---------------  ---------------  -------------
    Net cash used in
     investing activities....      (13,790,002)      (1,557,978)    (1,087,004)
                               ---------------  ---------------  -------------
Cash flows from financing
 activities:
(Repayments of) borrowings on
 warehouse lines of credit,
 net.........................     (306,300,728)     336,937,102     42,039,244
Borrowings on operating line
 of credit, net..............        5,922,742              --             --
Proceeds from issuance of
 bridge notes................              --         2,500,000            --
Repayments of bridge note....              --        (1,250,000)           --
Proceeds from capital
 contribution................           99,998        1,250,000            --
Borrowings of long-term debt.              --         3,425,000            --
Repayments of long-term debt.       (4,811,874)        (198,394)
Proceeds from initial public
 offering, net of issuance
 costs.......................       30,848,114              --             --
Cash distributions to S
 corporation stockholders....      (21,413,001)      (2,034,719)      (950,995)
                               ---------------  ---------------  -------------
    Net cash (used in)
     provided by financing
     activities..............     (295,654,749)     340,628,989     41,088,249
                               ---------------  ---------------  -------------
Net (decrease) increase in
 cash and cash equivalents...       (5,209,232)      10,959,922         19,582
Cash and cash equivalents:
Beginning of period..........       12,123,893        1,163,971      1,144,389
                               ---------------  ---------------  -------------
End of period................  $     6,914,661  $    12,123,893  $   1,163,971
                               ===============  ===============  =============

    The accompanying notes are an integral part of the financial statements.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--NATURE OF BUSINESS

   Prism Financial Corporation and its subsidiaries (collectively the "Company" or "Prism Financial") is a retail mortgage banking company primarily engaged in the business of originating, selling and brokering residential mortgage loans. The Company operates as both (1) a mortgage banker, underwriting, closing and funding loans, and (2) a mortgage broker, selling the loan products of over 100 different lenders. The Company uses its direct consumer access to sell mortgage-related products, including credit reports, flood certifications, appraisals, mortgage insurance and title insurance policies. The Company also engages in the affordable housing and historic tax credit syndication business. The Company currently operates under three operating segments: mortgage origination, ancillary services and tax credit syndication.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Basis of financial statement presentation

   The accounting and reporting polices of the Company conform to generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

 Cash and cash equivalents

   The Company considers all demand deposits and money market fund investments with original maturities of 90 days or less to be cash equivalents. The Company invests daily excess cash in money market funds through a sweep mechanism.

 Loans held for sale

   The Company sells all of the loans it originates, generally between 10 and 45 days after closing. Loans held for sale consist primarily of mortgage loans made to individuals that are collateralized by residential real estate. Loans held for sale are carried at the lower of aggregate cost or market. Market value is determined based on the contractually established prices at which the loans will be sold, or if the loans are not committed for sale, current market prices for loans with similar characteristics. Fair value for purposes of lower of cost or market analysis includes the valuation of all outstanding purchase and sale commitments.

 Loan fees receivable

   Loan fees receivable represent fees on brokered loans which have closed, but for which the Company has not yet received the loan origination fees due from investors. An allowance is established for fees which may not be fully collectible.

 Furniture, fixtures and equipment, net

   Furniture, fixtures and equipment are stated at cost less accumulated depreciation. For fixed assets purchased since January 1, 1999, depreciation is computed using the straight-line method based on the estimated useful lives, generally five years. For fixed assets purchased prior to 1999, the Company used the double-declining-balance method of depreciation. See Note 3-- Change in Accounting Method.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

 Intangible assets, net

   Intangible assets are primarily comprised of goodwill, representing the excess of the purchase price over the fair value of the identifiable net assets acquired at the date of acquisition. Goodwill is amortized from the date of acquisition by systematic charges on a straight-line basis against income over the expected period to be benefited, but not exceeding 20 years. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows. In management's opinion, no impairment exists at December 31, 1999.

 Investments in and advances to affiliated business arrangements

   During 1999, the Company terminated its participation in affiliated business arrangements ("ABAs"), and thus no related balance is recorded at December 31, 1999. For the years ended December 31, 1998 and 1997, the Company accounted for its investments in ABAs using the equity method of accounting, under which the Company's equity in the net income or loss of the affiliates was recognized in its statement of income and added to or deducted from its investment in the affiliates. Distributions received from affiliates were treated as reductions of the investment in the ABAs.

 Properties held for sale

   The Company owns limited interests in various limited partnerships and limited liability companies which were formed to acquire, develop, own, construct, renovate, lease and operate property as qualified low income housing or qualified historic tax credit structures ("investee partnerships") within the meaning of Section 42 or Section 47 of the Internal Revenue Code, respectively. The Company accounts for its investments in these investee partnership interests using the equity method.

 Capital contribution notes payable

   Capital contributions payable represent obligations owed to the investee partnerships in which the Company holds limited partnership interests. These obligations will ultimately be assumed by the third party investors at the time of syndication, and the Company's balance sheet will reflect a corresponding reduction of capital contributions payable when syndication is complete. These obligations are secured by their respective limited partnership interests including, without limitation, the Company's rights to profits, losses, tax credits and other items allocated by such investee partnerships.

 Loan origination income

   For brokered loans, revenues consisting of loan origination, processing and application fees are recognized at the time of closing. For loans funded by the Company, loan origination, processing and application fees received are recorded as an adjustment to the cost basis of the loans and are recognized when the mortgages are sold to investors.

 Net premium income

   Net premium income represents the difference between the sales price and the allocated cost basis of the loans sold to investors, which is the par value of the loan plus the premium paid to the origination source of the loan. Loans and servicing rights are generally sold to investors within 10 to 45 days of initial losing.

 Loan-related fees

   Loan-related fees consist of application, documentation and processing fees paid by borrowers.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

 Net interest income

   Net interest income primarily consists of the net difference between interest received on the Company's mortgage loans held for sale and the interest expense paid under the Company's bank credit facilities.

 Net syndication income

   Net syndication income represents the revenue the Company receives from selling interests in the investment funds, net of (1) the costs paid by the Company to acquire the partnership interests that are syndicated and (2) the direct expenses associated with the syndication.

 Provisions for loan and servicing losses

   The provision for loan losses relates to expenses or losses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties at the time of loan sale. The provision for losses is charged to net premium income, and a reserve is recorded in other liabilities. Management believes the reserve recorded at December 31, 1999 is adequate based upon its evaluation of the potential exposure related to actual activity and interpretations of the loan sale agreements.

   The provision for servicing losses relates to potential uncollectible servicing payments. The provision for servicing losses is charged to net interest income, and a credit is recorded to the allowance for loan fees and other receivables. Management believes the allowance is adequate based upon its evaluation of the potential uncollectible servicing payments.

 Income taxes

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

   Since the completion of its initial public offering (the "Offering") on May 28, 1999, the Company has been treated as a C corporation and has been subject to corporate income taxation. Therefore, an income tax benefit has been reflected in the accompanying financial statements relating to the pre-tax losses incurred from the closing of the Offering through December 31, 1999, as well as an income tax benefit due to the S corporation conversion. A pro forma income tax provision has been presented as if Prism Financial had been taxable as a C corporation for federal and state income tax purposes for the entire year ended December 31, 1999 and for the years ended December 31, 1998 and 1997.

   The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period of enactment.

 Discontinued operations

   The Company adopted a plan to discontinue the operations relating to its subsidiary, Infiniti Mortgage, L.L.C. ("Infiniti") on July 1, 1999. In accordance with Accounting Principles Board Opinion ("APB") No. 30,

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

"Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company's statements of income for the years ended December 31, 1999, 1998 and 1997 reflect the results of operations, net of taxes, for Infiniti under the caption "Discontinued Operations," thereby excluding Infiniti's results of operations from continuing operations. The net assets of Infiniti are segregated on the balance sheet as of December 31, 1999. The Company did not retroactively adjust the balance sheet as of December 31, 1998 to segregate the net assets of Infiniti. The statements of cash flows for the years ended December 31, 1999, 1998 and 1997 include Infiniti's results of operations and changes in financial position. See Note 8--Discontinued Operations.

 Derivative financial instruments

   The Company utilizes a risk management program to mitigate the exposure resulting from interest rate fluctuations. Accordingly, the Company continuously hedges a percentage of the value of its mortgage loans held for sale and in its pipeline, except for sub-prime loans. Derivative financial instruments, such as forward contracts and options, are used to manage the Company's interest rate exposure and resale pricing risk. These instruments are accounted for under hedge accounting. Management designates the contracts as hedges and evaluates on an initial, and ongoing basis, the effectiveness of the derivative contract's correlation with an existing asset. Hedge gains or losses are deferred and recognized as a component of the gain or loss on the sale of the underlying mortgage loans or mortgage-backed securities. Hedge losses are recognized immediately if the deferral of such losses would result in mortgage loans held for sale and in the pipeline being valued in excess of their estimated net realizable value. Premiums on options contracts are amortized over the term of the option contract.

 Impairment of long-lived assets

   Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," establishes the accounting relating to the impairment of long-lived assets. The Company has adopted SFAS 121 for all periods presented. Management reviews long-lived assets and certain intangibles assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that the carrying values of these assets as of December 31, 1999 are recoverable in future periods.

 Accounting for transfers and servicing of financial assets and extinguishment of liabilities

   SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions," distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. SFAS No. 125 also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement. The Company's adoption of SFAS No. 125 on January 1, 1997 has not had a material impact on its consolidated financial statements as of and for the years ended December 31, 1999, 1998 and 1997.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

 Earnings per common share

   Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effect of common stock equivalents. For the periods presented, common stock equivalents consist of restricted stock granted to a key employee.

                                                                           Per
                                                                          Share
                                                 Income       Shares
                                               (numerator) (denominator) Amounts
                                               ----------- ------------- -------
                                                (in thousands, except per share
                                                             data)
For the year ended December 31, 1999:
  Net income per common share--basic..........   $ 8,853      13,390      $0.66
                                                 =======                  =====
  Effect of dilutive securities...............                    64
                                                              ------
  Net income per common share--diluted........   $ 8,853      13,454      $0.66
                                                 =======      ======      =====
Pro forma: (Unaudited)
  Income from continuing operations per
  common share--basic.........................   $ 5,175      14,625      $0.35
                                                 =======                  =====
  Effect of dilutive securities...............                    64
                                                              ------
  Income from continuing operations per
  common share--diluted.......................   $ 5,175      14,689      $0.35
                                                 =======      ======      =====
For the year ended December 31, 1998:
  Net income per common share--basic..........   $11,095      10,568      $1.05
                                                 =======                  =====
  Effect of dilutive securities...............                    43
                                                              ------
  Net income per common share--diluted........   $11,095      10,611      $1.05
                                                 =======      ======      =====
For the year ended December 31, 1997:
  Net income per common share--basic..........   $ 2,503      10,269      $0.24
                                                 =======                  =====
  Effect of dilutive securities...............                   --
                                                              ------
  Net income per common share--diluted........   $ 2,503      10,269      $0.24
                                                 =======      ======      =====

   On May 21, 1998, Prism Financial's board of directors declared a 1,000 for one split of Prism Financial's common stock, effective May 31, 1998. Immediately prior to the Offering, each stockholder of Prism Mortgage exchanged all of his/her shares of common stock of Prism Mortgage for shares of common stock of Prism Financial at an exchange ratio of one share of Prism Mortgage common stock for 102.69 shares of common stock of Prism Financial. In addition, the par value of Prism Financial's common stock was changed from no par value per share to $0.01 per share, and authorized shares of common stock were increased from one thousand to 100 million shares. All references in the consolidated financial statements to shares and related prices, weighted average number of shares and per share amounts have been adjusted to reflect the split and the exchange.

   The pro forma financial information has been presented to show the effect on the historical results of operations of the Company had it been treated as a C corporation for federal and state income tax purposes as of the beginning of the earliest period presented. The pro forma earnings per share has been presented as if the shares issued at the time of the Offering were outstanding as of January 1, 1999.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

 Segment Reporting

   Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement affects only financial statement presentation. Management has determined that the Company currently operates in the following three segments: mortgage origination, ancillary services and tax credit syndication. See Note 9--Segment Information.

 Net Working Capital

   The Company prepares its consolidated financial statements using an unclassified balance sheet presentation, as is customary in the mortgage origination industry. A classified balance sheet presentation would have aggregated current assets, current liabilities and net working capital as follows:

                                                              December 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                                                             (in thousands)
      Current assets...................................... $ 297,118  $ 494,755
      Current liabilities.................................  (289,427)  (482,972)
                                                           ---------  ---------
      Net working capital................................. $   7,691  $  11,783
                                                           =========  =========

 Stock-Based Compensation

   In connection with the Offering, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the compensation expense associated with the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. See Note 19--Stock Options and Employee Stock Purchase Plan.

 Accounting for the Cost of Computer Software Developed for Internal Use

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"), which became effective for the calendar year 1999. On January 1, 1999, the Company adopted SOP 98-1, which requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use.

 Prior year reclassifications

   Certain items from prior years have been reclassified to conform with the current year presentation.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

Recently issued accounting pronouncements

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be carried on the balance sheet at fair value and changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the standard. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The type of accounting to be applied varies depending upon whether the nature of the exposure that is being hedged is classified as one of three hedged risks defined in the statement: change in fair value, change in cash flows and change in foreign currency. This statement is effective for fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company believes that the adoption of this statement will not have a material effect on its financial position or results of operations.

NOTE 3--CHANGE IN ACCOUNTING METHOD

   For furniture, fixtures and equipment purchased since January 1, 1999, the Company has changed from a double-declining-balance method of depreciation to the straight-line method of depreciation. This change did not have a material effect on net income for the year ended December 31, 1999. The Company changed its depreciation method because management believes that the straight-line method provides a better matching of costs and revenues, and the straight-line method is consistent with the depreciation methods used by other companies in the industry, including the Company's recently acquired businesses.

NOTE 4--INITIAL PUBLIC OFFERING AND RELATED MATTERS

   On May 28, 1999, the Company completed the Offering of 2.5 million shares of common stock, $0.01 par value ("Common Stock"), at a price of $14.00 per share. The net proceeds from the Offering, after deducting the underwriting discount and the expenses of the Offering, were approximately $30.8 million.

   The Company's December 31, 1999 balance sheet reflects the following in connection with the Offering: (1) the increase in the Common Stock and additional paid-in capital in connection with the shares sold in the Offering, net of underwriting discounts and Offering expenses; (2) the payment of a $20.0 million distribution, with respect to the Company's retained earnings through March 31, 1999, including approximately $12.8 million paid out of the net proceeds from the Offering, to the stockholders of record prior to the closing of the Offering; (3) the issuance of S corporation distribution notes of approximately $2.8 million, and subsequent payment of approximately $1.4 million of the notes in the fourth quarter, with corresponding reductions of retained earnings and additional paid-in capital of approximately $969,000 and $1,781,000, respectively, relating to the distribution of the Company's earnings from April 1, 1999 through the closing of the Offering; (4) the establishment of a deferred tax asset of approximately $1,228,000 in connection with the termination of the Company's S corporation status; and (5) the repayment of long-term debt of $7.5 million and partial repayments of obligations under the Company's then-outstanding warehouse credit facilities.

NOTE 5--ACQUISITIONS

   On April 30, 1998, Prism Financial's principal stockholders contributed to Prism Financial 100 percent of the shares of Illinois Guaranty Title ("IGT"), a wholly-owned subsidiary. See Note 7--Related Party Transactions for more details of the transaction.

   On September 1, 1998, Prism Financial acquired all of the outstanding shares of Pacific Guarantee Mortgage Corporation ("Pacific Guarantee"), a California-based mortgage banking company. The purchase price paid at closing was approximately $4.9 million, net of approximately $3.6 million in cash acquired in the transaction.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   On September 30, 1998, Prism Financial acquired all of the outstanding shares of Mortgage Market, Inc. ("Mortgage Market"), a mortgage banking company with offices in Oregon and Washington, for approximately $1.4 million in cash, net of approximately $2.6 million in cash acquired in the transaction.

   At the time of the Offering, the Company issued 404,029 shares of Common Stock, valued at approximately $5.7 million, as contingent consideration with respect to the acquisition of Pacific Guarantee. This amount was recorded as goodwill in the second quarter of 1999 and will be amortized over 20 years. In addition, 44,892 shares of Common Stock, valued at approximately $628,000, were issued and accounted for as deferred compensation with respect to the acquisition of Pacific Guarantee. This amount will be amortized over five years. The Company also issued 127,411 and 53,542 shares of Common Stock, valued at approximately $1.8 million and $750,000, respectively, to the equity value plans of Pacific Guarantee and Mortgage Market at the time of the Offering. These amounts were accounted for as deferred compensation and will be amortized over five years. The purchase agreements for Pacific Guarantee and Mortgage Market provide for the payments of additional consideration and compensation based on the future results of Pacific Guarantee, Mortgage Market and the Company. The amount of future additional payments of consideration and compensation cannot currently be determined.

   In April 1999, the Company acquired First City Financial Corp. ("First City"), a Denver-based mortgage banking company, for approximately $1.8 million in cash, net of approximately $950,000 in cash acquired in the transaction. The purchase agreement provides for contingent consideration in each of the five years following the acquisition based on First City's net income, if any, in each of those five years. The contingent consideration is payable in cash or Common Stock. The amount of contingent consideration, if any, cannot currently be determined.

   In May 1999, the Company acquired the Mid-Atlantic portion of the mortgage banking business of a depository bank for approximately $515,000 in cash.

   In September 1999, the Company acquired Valley Financial Corporation ("Valley Financial"), a leading mortgage banker and broker in northern California, for approximately $600,000 in cash, net of approximately $650,000 in cash acquired in the transaction. The purchase agreement provides for contingent consideration in each of the five years following the acquisition based on Valley Financial's net income, if any, in each of those five years. The Company has the option to pay up to 50 percent of the contingent consideration in Common Stock. The amount of contingent consideration, if any, cannot currently be determined.

   In September 1999, a newly-formed subsidiary of the Company acquired substantially all of the assets of Mortgage Express, Inc. ("Mortgage Express"), a mortgage brokerage business in Florida, for approximately $950,000 in cash, net of approximately $250,000 in cash acquired in the transaction. The purchase agreement provides for contingent consideration in each of the seven years following the acquisition based on Mortgage Express' net income, if any, in each of those seven years. The Company has the option to pay up to 50 percent of the contingent consideration in Common Stock. The amount of contingent consideration, if any, cannot currently be determined.

   Also in September 1999, the Company acquired an 80 percent interest in Apollo Housing Capital, L.L.C. ("Apollo") for approximately $1.6 million in cash, net of approximately $380,000 in cash acquired in the transaction. Apollo structures and sells interests in investment portfolios composed of affordable housing and historic rehabilitation tax credits. The Company also agreed to pay an additional $3.3 million of initial consideration, contingent upon the attainment of various cash flow targets by Apollo following the closing of this acquisition. In addition, the purchase agreement provides for contingent consideration in each of the eight years following the acquisition based on Apollo's net income, if any, in each of those eight years. The 20 percent interest in Apollo not acquired by the Company is currently held by AHC Holdings, L.L.C. ("AHC"). AHC has

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES the right to require the Company to purchase the remaining 20 percent interest in Apollo beginning on January 1, 2004 or upon a change of control of Prism Financial. If AHC exercises this right, the Company would pay a purchase price based on a multiple of Apollo's average earnings during certain historical periods. If AHC requires the Company to purchase all or part of its remaining interest in Apollo, the Company will have the right to pay up to 50 percent of the purchase price in shares of its Common Stock.

   Each of the Company's acquisitions discussed above has been accounted for using the purchase method of accounting. Accordingly, the accompanying consolidated statements of income do not include any revenues or expenses of the acquired companies prior to the respective closing dates of the acquisitions.

   For the year ended December 31, 1998, the Company recorded goodwill of approximately $2.9 million related to the acquisitions of Pacific Guarantee and Mortgage Market. For the year ended December 31, 1999, the Company recorded goodwill of approximately $12.7 million, of which approximately $8.3 million related to additional purchase price paid for 1998 acquisitions, including $5.7 million of contingent consideration issued to Pacific Guarantee in conjunction with the Offering, and approximately $4.4 million related to 1999 acquisitions.

   The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions accounted for using the purchase method had occurred at the beginning of each period presented. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisition been made as of those dates or of results that may occur in the future:

                                                                1999     1998
                                                              -------- --------
                                                               (in thousands,
                                                              except per share
                                                                  amounts)
      Revenues............................................... $168,744 $183,781
      Net income.............................................   10,796   15,176
      Net income per share--diluted.......................... $   0.80 $   1.43

NOTE 6--INVESTMENTS IN AFFILIATED BUSINESS ARRANGEMENTS AND INVESTEE
        PARTNERSHIPS

   During 1999, the Company terminated its participation in ABAs, which previously provided certain mortgage origination services and were organized as limited liability corporations and joint ventures. The Company previously owned interests, ranging up to 50 percent, in several ABAs. Under these arrangements, the Company was reimbursed for certain operating costs incurred.

   Condensed financial information of the combined ABAs as of and for the years ended December 31, 1998 and 1997 is as follows:

                                                                    1998   1997
                                                                   ------ ------
                                                                        (in
                                                                    thousands)
      Assets...................................................... $  344 $  110
                                                                   ====== ======
      Liabilities................................................. $    9 $  --
      Members' equity.............................................    335    110
                                                                   ------ ------
                                                                   $  344 $  110
                                                                   ====== ======
      Revenue..................................................... $1,434 $3,070
      Expenses....................................................    980  2,046
                                                                   ------ ------
      Net income.................................................. $  454 $1,024
                                                                   ====== ======

   As of December 31, 1999, the Company owned limited partner interests in 22 investee partnerships, which were formed to acquire, develop, own, construct, renovate, lease and operate property as qualified low income housing or qualified historic tax credit structures. The Company's interests in these partnerships ranged between 98.99% and 99.99%.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   Presented below is condensed financial information of the investee partnerships as of and for the year ended December 31, 1999.

                                                                       1999
                                                                  --------------
                                                                  (in thousands)
      Assets.....................................................    $124,037
                                                                     ========
      Liabilities................................................      48,772
      Partners' capital..........................................      75,265
                                                                     --------
                                                                     $124,037
                                                                     ========
      Revenue....................................................    $    246
      Expenses...................................................          88
                                                                     --------
      Net income.................................................    $    158
                                                                     ========

   As of December 31, 1999, the Company held the following investments through its investee partnerships:

                                                                     As of
                                                               December 31, 1999
                                                               -----------------
                                                                (in thousands)
      Jefferson Chase Limited Partnership, Columbus, OH......       $ 2,723
      Emmetsburg Partners L.P., Emmetsburg, IA...............           892
      Dickson Partners, L.P., Dickson, TN....................         1,685
      Watseka Senior Apartments Limited Partnership, Wateska,
       IL....................................................         1,854
      Montgomery Housing Partners I, Ltd., Montgomery, AL....         1,878
      Cedarburg Seniors Apartments II, LLC, Cedarburg, WI....         2,028
      Robins Housing Partners I, Ltd., Warner Robins, GA.....           604
      Belmont Village, L.P., Chicago, IL.....................         5,758
      Cedar Wood Limited Partnership, Mansfield, OH..........         2,291
      Oak Wood Limited Partnership, Lexington, OH............         2,013
      River Chase Limited Partnership, Chillicothe, OH.......         1,957
      Sycamore Creek Limited Partnership, Sydney, OH.........         2,183
      Mercy Franciscan at Winton Woods I, L.P., Cincinnati,
       OH....................................................         4,314
      Coulter Court Limited Partnership, Aurora, IL..........         3,729
      Shepherd Hills Apartments Limited Partnership, Las
       Vegas, NV.............................................         5,237
      Cultural Campus Limited Partnership, Hot Springs, AZ...         2,425
      Timberlake Limited Partnership, Vandalia, OH...........         3,639
      Goodell Place Limited Partnership, Maywood, IL.........         1,577
      Madison Park Place Limited Partnership, Springfield,
       IL....................................................        12,271
      Union Square Limited Partnership, Springfield, IL......         6,453
      Huffman Senior Apartments Limited Partnership, Dayton,
       OH....................................................         4,631
      Brenwood Park Senior Community LLC, Franklin, WI.......         3,928
                                                                    -------
          Total..............................................       $74,070
                                                                    =======

NOTE 7--RELATED PARTY TRANSACTIONS

   In January 1996, the Company loaned $100,000 each to two of its stockholders to purchase outstanding common shares of the Company from another stockholder. Since January 1, 1997, the loans accrued interest at 8.25% annually. The principal was payable in five annual installments of $20,000, plus interest, beginning December 31, 1997. At December 31, 1998, the balance due from the two stockholders on these loans was $120,000. Each stockholder repaid the remaining principal and accrued interest balance of the loans to the Company in May 1999.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   On April 30, 1998, IGT became a wholly-owned subsidiary of Prism Financial as a result of the transfer of stockholders' interests in IGT to Prism Financial. The stockholders of IGT received no consideration for this transaction. Prior to this transaction, IGT stock was fully held by Prism Financial's principal stockholders. IGT is a full-service provider of residential title services to in-house and third party customers. Under generally accepted accounting principles, transfers of assets between companies under common control are valued at the predecessor basis. The net book value of the assets transferred at April 30, 1998 was zero.

   The Company paid management fees for the expense of shared services in 1999, 1998 and 1997 of approximately $115,000, $187,000 and $55,000, respectively, to a company formerly controlled by the late Bruce C. Abrams, Chief Executive Officer and Chairman of the Board of Directors of Prism Financial, which is now controlled by Mr. Abrams' estate.

   The estate of Bruce C. Abrams owns a one-third equity interest, and a director of the Company has an indirect equity interest, in an Illinois limited partnership, which is the landlord of an office building in Chicago, Illinois that is leased by the Company. This board member of Prism Financial is also on the board of directors for the company from which Prism Financial subleases the office space. The Company paid sublease payments of approximately $422,000 to the sublessor during 1999.

   Prism Financial acquired 80 percent of the membership interests of Apollo in September 1999. See Note 5--Acquisitions. Fifty percent of the interests in Apollo were owned by AHC and 50 percent were owned by Vision AHC, L.L.C. ("Vision"), an entity formerly controlled by the late Bruce C. Abrams and now controlled by Bruce C. Abrams' estate. Vision did not receive any cash from the Company upon the closing of the transaction. Vision is entitled to receive initial consideration of up to $3.3 million in cash only if Apollo satisfies conditions relating to available cash flows following the closing. In addition, Vision will receive a percentage of Apollo's net cash flow in 1999 following the acquisition and will receive contingent consideration equal to a percentage of Apollo's pre-tax net income in each of the years 2000 through 2007.

   At the time of the closing of Prism Financial's acquisition of Apollo, Apollo had outstanding obligations of $500,000 under a promissory note payable to Vision. The note was paid in full in the third quarter of 1999.

   During 1999, the Company made $21.4 million in distributions to stockholders of record prior to the closing of the Offering, relating to the Company's retained earnings through May 28, 1999 (the termination of the S corporation status). The Company also recorded a note payable of $1.4 million to reflect the undistributed S corporation earnings as of December 31, 1999.

   As of December 31, 1999, the Company owned limited partnership interests in two investee partnerships that were purchased from a real estate development company formerly controlled by the late Bruce C. Abrams totaling $18.7 million. This real estate development company sold limited interests in low-income housing properties to Apollo in 1999, with one of these transactions occurring before the Company's acquisition of Apollo. See Note 6--Investments in Affiliated Business Arrangements and Investee Partnerships for further discussion of investee partnerships. Additionally, the Company owed capital contribution notes totaling $17.1 million as of December 31, 1999 pursuant to limited partnership interests in the two investee partnerships discussed above. See Note 15--Capital Contributions Payable for further discussion of capital contribution notes.

NOTE 8--DISCONTINUED OPERATIONS

   On July 1, 1999, the Company adopted a plan to discontinue the operations relating to its subsidiary, Infiniti. Infiniti was created to originate and sell sub-prime mortgages. As a result of the discontinuance of Infiniti's operations, the Company no longer originates loans from specialized retail branches focusing primarily on sub-prime mortgages. The Company has accounted for this business as a discontinued operation in the accompanying consolidated financial statements for all periods presented, with a measurement date of July 1, 1999. For the year ended December 31, 1999, the Company reported a loss on disposal of this business, net of income taxes, of approximately $853,000.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   The following table presents approximate revenues and net loss for the non-prime business segment for the period of January 1, 1999 to June 30, 1999 and for the years ended December 31, 1998 and 1997:

                           January 1, 1999     Year Ended        Year Ended
                           to June 30, 1999 December 31, 1998 December 31, 1997
                           ---------------- ----------------- -----------------
                                              (in thousands)
      Revenues............      $2,297           $ 5,176            $ 590
                                ======           =======            =====
      Net loss............      $ (244)          $(1,001)           $(333)
                                ======           =======            =====

   The Company sold no assets to outside parties and was relieved of no liabilities in conjunction with the discontinuance of the sub-prime business segment in 1999. The following table presents the summarized financial position of the sub-prime business segment as of December 31, 1999:

                                                              As of December 31,
                                                                     1999
                                                              ------------------
                                                                (in thousands)
      Loans held for sale....................................       $3,347
      Loan fees and other receivables, net...................          263
      Deferred tax asset.....................................          589
      Other assets...........................................            8
      Furniture, fixtures and equipment, net.................          132
      Warehouse lines of credit..............................       (1,645)
      Interest payable.......................................          (23)
      Accrued expenses and other liabilities.................         (898)
                                                                    ------
      Net assets of discontinued operations..................       $1,773
                                                                    ======

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 9--SEGMENT INFORMATION

   The Company operates primarily in the mortgage origination industry. The Company has two subsidiaries that provide mortgage-related ancillary services. As discussed in Note 7--Related Party Transactions, IGT provides title services to in-house and third party customers and was contributed to Prism Financial by the Company's principal stockholders on April 30, 1998. Lender's Mortgage Services, L.L.C. ("LMS") sells products and services necessary in obtaining a loan, such as appraisals, credit reports, flood zone determination and title insurance. The Company formed LMS during the second quarter of 1999. Additionally, as discussed in Note 5--Acquisitions, the Company owns an 80% interest in Apollo, which is an affordable housing and historic rehabilitation tax credit syndication business. Selected financial information of the mortgage origination, ancillary services and tax credit syndication businesses is presented below.

                           Mortgage   Ancillary Tax Credit
                          Origination Services  Syndication Adjustments Consolidated
                          ----------- --------- ----------- ----------- ------------
                                                (in thousands)
Revenues:
For the year ended
 December 31, 1999......   $146,544    $2,843     $ 3,519     $(2,247)    $150,659
For the year ended
 December 31, 1998......     84,848       818         --          --        85,666
For the year ended
 December 31, 1997......     26,763       --          --          --        26,763
Income from continuing
operations before income
taxes:
For the year ended
 December 31, 1999......   $  4,727    $1,438     $ 2,318     $   --      $  8,483
For the year ended
 December 31, 1998......     11,530       566         --          --        12,096
For the year ended
 December 31, 1997......      2,837       --          --          --         2,837
Identifiable assets:
At December 31, 1999....   $251,310    $  860     $80,024     $  (591)    $331,603
At December 31, 1998....    503,100       522         --          --       503,622

   The adjustments reflected above relate to the following: (1) fees charged for ancillary services provided to the Company's mortgage origination segment by LMS in the amount of $1,911,000 for 1999; (2) management fee of $336,000 charged to Apollo by the mortgage origination segment for 1999; and (3) a receivable of $591,000 due to LMS by the mortgage origination segment as of December 31, 1999.

   The Company operates entirely in North America. Accordingly, no information on geographic segments is presented.

                  PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 10--FURNITURE, FIXTURES AND EQUIPMENT

   Furniture, fixtures and equipment consisted of the following at December 31, 1999 and 1998:

                                                                  1999    1998
                                                                 ------- ------
                                                                 (in thousands)
      Furniture and equipment..................................  $ 3,771 $2,405
      Leasehold improvements...................................    1,543    897
      Computer equipment and software..........................   10,318  2,956
                                                                 ------- ------
                                                                  15,632  6,258
      Less accumulated depreciation............................    4,447  1,974
                                                                 ------- ------
          Total................................................  $11,185 $4,284
                                                                 ======= ======

   Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $2,664,000, $1,429,000 and $326,000, respectively.

NOTE 11--OTHER ASSETS

   Other assets as of December 31, 1999 and 1998 were comprised of the following:

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
      Restricted cash............................................ $1,202 $1,000
      Notes and interest receivable..............................    --     441
      Security deposits..........................................    522    265
      Prepaid expenses...........................................  1,420  1,039
      Deferred compensation, net.................................  2,793    --
      Deferred tax assets........................................  3,079    --
      Other......................................................    902     20
                                                                  ------ ------
                                                                  $9,918 $2,765
                                                                  ====== ======

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 12--WAREHOUSE LINES OF CREDIT AND OTHER SHORT-TERM BORROWINGS:

   As of December 31, 1999, the Company had two warehouse lines of credit with financial service companies, which have been used for warehousing loans prior to sale to investors (the "Mortgage Origination Warehouse Facility") and acquiring investee partnerships (the "Tax Syndication Warehouse Facility"). The Company had several warehouse lines of credit that expired, and were not renewed, during 1999 and 1998. The balances in the Company's lines of credit as of December 31, 1999 and 1998 are presented below:

                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
Advances under $250,000,000 Mortgage Origination Warehouse
 Facility, paying monthly interest at the Federal Funds
 Funding Rate plus 1.125%, expiring March 31, 2000..........  $176,116 $    --
Advances under $30,000,000 Tax Syndication Warehouse
 Facility, paying monthly interest at either the bank's
 Prime Rate or LIBOR plus 2.25%, expiring June 30, 2001.....    15,487      --
Advances under $15,600,000 warehouse line of credit, paying
 monthly interest at LIBOR plus 1.75%, expired June 1, 1999
 and no additional loans have been funded from this line
 since maturity.............................................       --       183
Advances under $50,000,000 warehouse line of credit, paying
 monthly interest at GE commercial paper rate + 1.25%,
 expired April 30, 1999 and no additional loans have been
 funded from this line since maturity.......................       --    92,490
Advances under $50,000,000 warehouse line of credit, paying
 monthly interest at average LIBOR + 1.50%, expired May 31,
 1999 and no additional loans have been funded from this
 line since maturity........................................       --    46,095
Advances under $5,900,000 warehouse line of credit, paying
 monthly interest at Bank of America prime rate, expired May
 31, 1999 and no additional loans have been funded from this
 line since maturity........................................       --     1,557
Advances under $13,205,000 warehouse line of credit, paying
 monthly interest at Prime Rate. The line of credit expired
 on November 30, 1998 and no additional loans have been
 funded from this line since maturity.......................       --     8,815
Advances under $25,000,000 warehouse line of credit, paying
 monthly interest at LIBOR plus 2.50%. The line of credit
 expired March 31, 1999 and no additional loans have been
 funded from this line since maturity.......................       --     3,657
Advances under $25,000,000 Warehouse Line of Credit, paying
 monthly interest at GE commercial paper rate + 1.25%,
 expired April 30, 1999 and no additional loans have been
 funded from this line since maturity.......................       --    17,420
                                                              -------- --------
    Total...................................................  $191,603 $170,217
                                                              ======== ========

   The weighted average interest rate of the Mortgage Origination Warehouse Facility in 1999 and 1998 was 6.29% and 7.10%, respectively. The weighted average interest rate of the Tax Syndication Warehouse Facility in 1999 was 7.55%.

   Under the terms of the Mortgage Origination Warehouse Facility, borrowings have no stated maturity other than the repayment of obligations coincident with the principal payments of the underlying loans. Mortgage loans held for sale are pledged as collateral on this line of credit. Upon the sales of the mortgage loans, the warehouse lines of credit are repaid. This agreement contains various financial covenants, and as of December 31, 1999, the Company was in compliance with all covenants relating to this outstanding line of credit.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   In addition, the Tax Syndication Warehouse Facility had irrevocable letters of credit totaling $9,287,000 outstanding as of December 31, 1999. Pursuant to the agreement, any and all limited partnership interests purchased by the Company using this facility are pledged as collateral on this line of credit. The Company is required to repay each borrowing within a stated amount of time pursuant to the agreement. This agreement contains various financial covenants, and as of December 31, 1999, the Company was in compliance with all covenants relating to this outstanding line of credit. The Tax Syndication Warehouse Facility has a monthly commitment fee based on 0.375% of the average daily unused portion of the facility.

   The Company also has a $10,000,000 operating line of credit on a revolving basis from a commercial bank. This revolving line of credit is secured by a pledge of the Company's assets, other than loans securing the warehouse facilities. As of December 31, 1999, the Company had approximately $5,923,000 outstanding under this revolving line of credit, which expires on October 5, 2000.

NOTE 13--LOANS SOLD UNDER AGREEMENTS TO REPURCHASE

   The Company delivers loans to Fannie Mae under its "As soon as pooled/early purchase Option" ("ASAP Plus"). Under the ASAP Plus program, Fannie Mae funds the Company on a continual, whole-loan basis upon receipt of mortgage collateral (note assignment). The funding price is determined by the daily Fannie Mae 30-day cash window price. The Company agrees to deliver mortgage loans to Fannie Mae and assigns any related trades. The Company then redelivers all loans in the ASAP Plus program to reflect related forward pricing on a semi-monthly basis. Fannie Mae purchases the mortgage loans for cash upon receipt of complete and accurate mortgage pool documentation and other documentation required by Fannie Mae for the forward trade.

   On December 31, 1999, Prism Financial had an outstanding balance of approximately $11.9 million on the ASAP Plus line in repurchase agreements with Fannie Mae, with interest accruing at 5.11%. The underlying loans were sold during 2000.

NOTE 14--LONG-TERM DEBT

   Long-term debt outstanding at December 31, 1999 and 1998 consisted of the following:

                                                                     1999  1998
                                                                     ---- ------
                                                                         (in
                                                                     thousands)
Term note with a commercial bank, maturing July 2003...............  $--  $3,425
Notes payable to stockholders, with maturities ranging from 2000 to
 2002, paying monthly interest at a fixed rate of 10.00%,
 unsecured.........................................................   --     850
Notes payable to private investors, maturing in 2002, paying
 monthly interest at a fixed rate of 10.00%, unsecured.............   --     400
Notes payable to various lending institutions with maturities ranging from 2000 to 2003, paying monthly interest ranging from
 6.30% to 33.92%, collateralized by various equipment..............   222    352
                                                                     ---- ------
    Total..........................................................   222  5,027
    Less: current portion of long-term debt........................   146    729
                                                                     ---- ------
                                                                     $ 76 $4,298
                                                                     ==== ======

   Long-term debt principal repayments are due as follows:


      Years ending December 31:                                        Amount
      -------------------------                                    --------------
                                                                   (in thousands)
      2000........................................................      $146
      2001........................................................        59
      2002........................................................        14
      2003........................................................         3
                                                                        ----
          Total...................................................      $222
                                                                        ====

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 15--CAPITAL CONTRIBUTION NOTES PAYABLE

   The Company has entered into capital contribution notes pursuant to the purchase of its limited partnership interests in certain investee partnerships. See Note 6--Investments in Affiliated Business Arrangements and Investee Partnerships. These notes are secured by the respective limited partnership interests including, without limitation, the Company's rights to profits, losses, tax credits and other items allocated by such investee partnerships.

   As of December 31, 1999, the Company had non-interest bearing notes payable for capital contributions as follows:

                                                                    As of
                                                              December 31, 1999
                                                              -----------------
                                                               (in thousands)
      Jefferson Chase Limited Partnership, Columbus, OH.....       $ 1,973
      Emmetsburg Partners L.P., Emmetsburg, IA..............           310
      Dickson Partners, L.P., Dickson, TN...................         1,685
      Watseka Senior Apartments Limited Partnership,
       Wateska, IL..........................................           360
      Montgomery Housing Partners I, Ltd., Montgomery, AL...         1,502
      Cedarburg Seniors Apartments II, LLC, Cedarburg, WI...         1,318
      Robins Housing Partners I, Ltd., Warner Robins, GA....           469
      Belmont Village, L.P., Chicago, IL....................           688
      Cedar Wood Limited Partnership, Mansfield, OH.........         2,291
      Oak Wood Limited Partnership, Lexington, OH...........         2,013
      River Chase Limited Partnership, Chillicothe, OH......         1,957
      Sycamore Creek Limited Partnership, Sydney, OH........         2,183
      Mercy Franciscan at Winton Woods I, L.P., Cincinnati,
       OH...................................................         4,314
      Coulter Court Limited Parnership, Aurora, IL..........         3,247
      Shepherd Hills Apartments Limited Partnership, Las
       Vegas, NV............................................         5,237
      Cultural Campus Limited Partnership, Hot Springs, AZ..         2,425
      Timberlake Limited Partnership, Vandalia, OH..........         3,639
      Goodell Place Limited Partnership, Maywood, IL........         1,183
      Madison Park Place Limited Partnership, Springfield,
       IL...................................................        11,748
      Union Square Limited Partnership, Springfield, IL.....         5,314
      Huffman Senior Apartments Limited Partnership, Dayton,
       OH...................................................         4,631
      Brenwood Park Senior Community LLC, Franklin, WI......         3,187
                                                                   -------
          Total.............................................       $61,674
                                                                   =======

NOTE 16--CAPITAL TRANSACTIONS

   On October 2, 1998, Prism Financial issued five bridge notes totaling $2.5 million. One $1.25 million note was issued to GEM Value/Prism L.L.C. The remaining four notes were issued to a group of private investors. The funds from the bridge notes were used for certain acquisitions, as described in Note 5--Acquisitions. On December 31, 1998, Prism Financial received from the private investor group a capital infusion of $1.25 million and converted the group's $1.25 million bridge note into common shares. Prism Financial issued 574,756 shares to this private investor group in exchange for their aggregate investment of $2.5 million. The capital infusion was used to repay the GEM Value/Prism L.L.C. $1.25 million bridge note.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 17--LEASE COMMITMENTS

   The Company leases its offices under various noncancelable agreements that expire through 2006 and require various minimum annual rental payments. The Company also leases office equipment under operating leases expiring through 2004. The total future minimum lease payments under these leases are as follows:

      Years ending December 31:                                        Amount
      -------------------------                                        ------
                                                                   (in thousands)
      2000........................................................    $ 6,538
      2001........................................................      5,276
      2002........................................................      3,764
      2003........................................................      2,118
      2004........................................................        480
      Thereafter..................................................        159
                                                                      -------
          Total...................................................    $18,335
                                                                      =======

   Total expense under all operating leases for 1999, 1998 and 1997 was $8,253,000, $3,249,000 and $897,000, respectively.

NOTE 18--OFF-BALANCE-SHEET RISK AND CONTINGENCIES

   The Company enters into commitments to fund mortgage loans, whole-loan sale commitments, forward contracts on mortgage loans and option contracts on Treasury securities in the normal course of business. These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recorded on the balance sheet.

 Commitments to fund mortgage loans

   The Company regularly enters into commitments to fund mortgage loans at a future date, subject to compliance with stated conditions. The commitments, if funded, are collateralized primarily by residential real estate. The obligation to lend may be voided if the customer's financial condition deteriorates or if the customer fails to meet certain conditions. Commitments to originate mortgage loans do not necessarily reflect future cash requirements since some of the commitments will not be drawn upon before expiration. The total contract amount for commitments to fund mortgage loans (committed pipeline) as of December 31, 1999 and 1998 was $156.7 million and $268.8 million, respectively.

   The Company evaluates each customer's credit worthiness and obtains appraisals to support the value of the underlying collateral. Commitments to originate mortgage loans have off-balance-sheet risk to the extent the Company does not have matching commitments to sell loans. In a rising interest rate environment, the Company is exposed to lower of cost or market valuation adjustments. The Company reduces interest rate exposure by limiting these commitments to varying periods of less than 60 days.

 Derivative financial instruments

   In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its loan commitments, the Company enters into hedging transactions. The Company's hedging policies generally require that the maximum portion of its committed pipeline that may close be hedged with forward contracts for the delivery of loans or options on Treasury securities. The mortgage loans that are to be delivered under these contracts are fixed or adjustable-rate, corresponding with the composition of the Company's inventory and committed pipeline. At December 31, 1999 and 1998, the Company had open forward commitments with a total notional amount of approximately $151.4 million and $670.0 million, respectively, to sell mortgage loans with varying settlement dates not extending beyond February 2000. On December 31, 1999, the Company had two call options to buy Treasuries through February 2000, with a total notional amount of $40.0 million. No options were outstanding at December 31, 1998. The Company also hedges some of its loans held for sale by using whole-loan sale commitments to ultimate investors, which totaled $152.1 million and $28.4 million at December 31, 1999 and 1998, respectively.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   While the Company does not anticipate nonperformance by any counterparty, it is exposed to potential credit losses in the event of nonperformance by the counterparties to the various instruments. The Company manages credit risk with respect to forward contracts and whole-loan sale commitments by entering into agreements with entities approved by senior management. These entities include Wall Street firms having primary dealer status, money center banks and other nationally recognized financial institutions. The Company's exposure to credit risk in the event of default by the counterparty is the difference between the contract price and the current market price.

   Since the Company only purchases options that allow it, at its option, to purchase or sell a financial instrument, the exposure of the Company at any time is limited to the premium paid to purchase the option.

 Mortgage loans sold with recourse

   Through the Company's various correspondent agreements with financial institutions, it may be required to repurchase mortgage loans sold to a financial institution if significant defects in the loan documentation are subsequently discovered by the financial institution or if the borrower defaults on the first payment. If a repurchase request is made, the Company will either attempt to remedy the deficiency and have the investors rescind the rejection of the mortgage loans, or refinance or sell the mortgage loan, sometimes at a loss.

   Additionally, in connection with some sub-prime loan sales, the Company may be required to refund a portion of the gain recognized on the sale of a loan to investors if the loan is repaid within one year of sale.

 Litigation

   The Company is a defendant in a number of legal proceedings arising in the normal course of business. Management believes, based on the opinion of legal counsel, that the final disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 19--STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

   In March 1999, the Company's board of directors adopted the 1999 Omnibus Stock Incentive Plan (the "1999 Omnibus Plan") and the Company's employee stock purchase plan (the "Stock Purchase Plan"). Prior to the Offering in May 1999, the Company's stockholders approved the 1999 Omnibus Plan, with an aggregate of 1,500,000 shares of Common Stock reserved for issuance, as well as the Stock Purchase Plan, with an aggregate of 750,000 shares of Common Stock reserved for issuance.

   The 1999 Omnibus Plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock and performance shares. Stock options issued under this plan have an exercise price equal to the closing market price of the Common Stock on the date of grant and have a legal life of ten years. The stock options granted in 1999 vest annually over a period ranging from two to five years, beginning one year from the date of grant.

   The Company applies APB Opinion No. 25 in accounting for the 1999 Omnibus Plan and the Stock Purchase Plan. Accordingly, no compensation cost has been recognized for the Company's issuance of options to employees pursuant to the 1999 Omnibus Plan or in conjunction with the Stock Purchase Plan.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   Had compensation cost for the 1999 Omnibus Plan and the Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income and net earnings per share would have been the pro forma amounts indicated below for the year ended December 31, 1999:

                                                                   1999
                                                           ---------------------
                                                           (in thousands, except
                                                              per share data)
      Net income
        As reported.......................................        $8,853
        Pro forma.........................................         3,513
      Net earnings per share, basic
        As reported.......................................        $ 0.66
        Pro forma.........................................          0.26
      Net earnings per share, diluted
        As reported.......................................        $ 0.66
        Pro forma.........................................          0.26

   Under SFAS No. 123, the pro forma compensation expense related to the 1999 Omnibus Plan and Stock Purchase Plan, before the effects for income taxes, was approximately $8,750,000 for 1999.

   In 1999, the Company began offering the Stock Purchase Plan to its employees who work more than 20 hours a week, work more than five months a year and receive a Form W-2 from the Company. Under this plan, the Company is authorized to issue up to 750,000 shares of Common Stock, plus annual increases beginning in or after 2000 equal to the lesser of 500,000 shares, 3% of the outstanding shares on such date, or a lesser amount determined by the board of directors. Under the terms of the Stock Purchase Plan, employees may elect two times a year to withhold between one and 10 percent of their eligible compensation through regular payroll deductions to purchase Common Stock, subject to limitations of the Stock Purchase Plan and Internal Revenue Service. The purchase price is 90 percent of the lower of the price at the grant date, which is the beginning of a six month deduction period (February 1 or August 1) or the purchase date, which is the end of a six month deduction period (January 31 or July 31). As of December 31, 1999, approximately seven percent of eligible employees were participating in the Stock Purchase Plan. The first purchase date for the Stock Purchase Plan was January 31, 2000.

   The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for stock option grants in 1999: weighted average option price, which equals the fair market value at date of grant, of $11.82; expected dividend yield of 0%; expected volatility of 121.74%; risk-free interest rate of 6.50%; and expected life of six years. The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for purchase rights granted in 1999: average fair market value of $8.89; expected dividend yield of 0%; expected volatility of 121.74%; average risk-free interest rate of 4.79%; and the expected life of six months.

   Stock option plan activity during the year ended December 31, 1999 was as follows:

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                           Fixed Options                      Shares    Price
                           -------------                      -------  --------
      Outstanding at beginning of year.......................     --    $  --
      Granted................................................ 734,210    13.70
      Exercised..............................................     --       --
      Canceled............................................... (40,570)   13.99
                                                              -------
      Outstanding at end of year............................. 693,640    13.69
                                                              =======
      Options exercisable at year-end........................     --
                                                              =======
      Weighted-average fair value of options granted during
       the year.............................................. $ 11.82

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                  Options outstanding           Options exercisable
                          ----------------------------------- -----------------------
                                  Weighted-avg.
                          Number    Remaining   Weighted-avg.           Weighted-avg.
                            of     contractual    exercise     Number     exercise
Range of Exercise prices  Shares      life          price     of Shares     price
------------------------  ------  ------------- ------------- --------- -------------
$ 5.6250-$ 9.7500.......   14,600     10.00        $ 5.63        --         $--
$10.0000-$12.7500.......   20,710      9.86         10.00        --          --
$12.8125-$13.7500.......   11,830      9.83         12.81        --          --
$14.0000-$17.6250.......  646,500      9.40         14.00        --          --

NOTE 20--EMPLOYEE BENEFITS

 Defined Contribution Plan

   The Company has a defined contribution retirement plan covering substantially all employees. Participants may elect to contribute a percentage of their annual compensation up to limits established by the Internal Revenue Service. The Company may, at its discretion, make contributions to the plan. The Company did not make any contributions to the plan during 1999, 1998 or 1997.

 Profit Sharing Plan

   On January 31, 1998, the Company adopted a profit sharing plan. Under this plan, the Company awards qualified employees a specified number of incentive share units ("ISUs"), contingent upon reaching predefined performance goals over a period of three years. The Company deemed these goals to be met as of January 2000. The maximum total award, which could be paid out under the plan, is $3.2 million. ISUs are credited to the qualified employees based on commissions or compensation earned during the three-year period, as defined in the plan agreement. Qualified employees are fully vested in their incentive share units over three years of subsequent service, as defined in the plan agreement. This vesting may be accelerated by one year based on the attainment of an additional performance goal. For the years ended December 31, 1999 and 1998, no compensation expense was recognized under the plan.

NOTE 21--INCOME TAXES

   Total income tax benefit for the period from May 28, 1999 (termination of S corporation status) through December 31, 1999 was allocated as follows:

                                                                      1999
                                                                 --------------
                                                                 (in thousands)
      Loss from continuing operations...........................     $  239
      Income tax benefit due to conversion from an "S" corpora-
       tion.....................................................      1,228
                                                                     ------
        Tax benefit from continuing operations..................      1,467
                                                                     ------
      Loss from discontinued operations.........................        585
                                                                     ------
        Tax benefit.............................................     $2,052
                                                                     ======

   Income tax benefit for the year ended December 31, 1999 consisted of the following:

                                                                       1999
                                                                  --------------
                                                                  (in thousands)
      Current:
        Federal..................................................     $  --
        State....................................................        --
      Deferred:
        Federal..................................................      1,653
        State....................................................        399
                                                                      ------
                                                                      $2,052
                                                                      ======

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   The reconciliation of the income tax benefit computed using the federal statutory rate of 34 percent to the income tax benefit from continuing operations as reflected in the financial statements is as follows for the year ended December 31, 1999:

                                                                       1999
                                                                  --------------
                                                                  (in thousands)
      Computed "expected" tax from continuing operations........     $ 2,884
      State and local income taxes, net of federal income taxes.         424
      Tax on S corporation income, taxable to S corporation
       shareholders.............................................      (3,428)
      Establishment of deferred tax asset due to S corporation
       conversion                                                     (1,228)
      Permanent differences, net................................        (119)
                                                                     -------
      Effective tax benefit.....................................     $(1,467)
                                                                     =======

   As discussed in Note 2--Significant Accounting Policies, the Company was an S corporation prior to the consummation of the Offering, and accordingly, no federal or state income tax expense has been provided for this period. The pro forma provision for income taxes of $3.3 million differs from the expected provision due to state and local income taxes, net of federal income tax benefit.

   The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 1999 were as follows:

                                                                       1999
                                                                  --------------
                                                                  (in thousands)
      Deferred tax assets:
        Allowance for loan and servicing losses..................     $  499
        Accrued expenses and other...............................         19
        Net operating loss carryforwards.........................      2,908
      Other......................................................        331
                                                                      ------
      Total deferred tax asset...................................     $3,757
                                                                      ======
      Deferred tax liabilities:
        Deferred compensation....................................     $ (352)
        Depreciation and amortization............................       (326)
                                                                      ------
      Total deferred tax liabilities.............................       (678)
                                                                      ------
      Net deferred tax asset.....................................     $3,079
                                                                      ======

   During the year ended December 31, 1999, the Company acquired several businesses for which deferred taxes were established to account for the differences in the book and tax bases of assets acquired and liabilities assumed. The tax benefit of approximately $1.6 million attributable to these acquisitions was allocated directly to goodwill.

   At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of $8.4 million, which are available to offset future federal taxable income and expire in the years 2017 through 2020. The Company also has an alternative minimum tax credit carryforward of approximately $24,000, which has no expiration date.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that any portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 22--CONCENTRATION RISK

   The Company has over 150 branches located in 27 states, which principally grant residential first and second mortgage loans. For the years ended December 31, 1999 and 1998, 25% and 32%, respectively, of the Company's loans were originated by branches in Chicago, Illinois, and its surrounding communities ("Chicagoland"). As of December 31, 1999 and 1998, the Company had seven branches in Chicagoland.

   In 1999, the Company sold approximately 85% of its loan production to three entities, and in 1998, the Company sold approximately 60% of its loan production to two entities.

NOTE 23--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," a summary of the estimated fair value of the Company's financial instruments as of December 31, 1999 and 1998 is presented below. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary in order to interpret market data and develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. SFAS No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

                                               1999                1998
                                        ------------------- -------------------
                                        Carrying Estimated  Carrying Estimated
                                         Amount  Fair Value  Amount  Fair Value
                                        -------- ---------- -------- ----------
                                                    (in thousands)
      Assets:
        Cash and cash equivalents.....  $  6,915  $  6,915  $ 12,124  $ 12,124
        Loans held for sale...........   198,294   198,685   467,254   470,419
        Loan fees and other
         receivables, net.............    14,316    14,316    14,207    14,207
        Options contracts.............        88        38       --        --
      Liabilities:
        Loans sold under agreements to
         repurchase...................    11,934    11,934   292,627   292,627
        Warehouse lines of credit.....   191,603   191,603   170,217   170,217
        Operating line of credit......     5,923     5,923       --        --
        Current portion of long-term
         debt.........................       146       146       729       729
        Long-term debt, less current
         portion......................        76        76     4,298     4,298
        Capital contributions payable.    61,674    61,674       --        --
      Gain (loss) on derivative
       financial instruments:
        Whole-loan sale commitments...       --        730       --        155
        Forward contracts.............       --        380       --     (1,290)

   The fair value of cash and cash equivalents, loan fees and other receivables, loans sold under agreements to repurchase, warehouse lines of credit, operating line of credit, long-term debt and capital contributions payable approximate their carrying amounts. The fair value of mortgage loans held for sale is based on the estimated value at which the loans could be sold in the secondary market.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   For derivative financial instruments, the fair value is defined as the amount that the Company would receive or pay to terminate the contracts at the reporting date. The fair value of whole-loan sale commitments is estimated by taking into account the rates being demanded on similar types of mortgage loans. The fair value of option agreements is based upon quoted market values. The fair value of forward contracts is calculated from quoted market rates.

NOTE 24--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        1999      1998     1997
                                                      --------  --------  ------
                                                           (in thousands)
      Cash paid during the year for interest........  $ 19,363  $ 10,471  $2,452
                                                      ========  ========  ======
      Cash paid during the year for income taxes....  $    296  $    --   $  --
                                                      ========  ========  ======
      Detail of acquisitions:
        Fair value of assets acquired, including
         goodwill...................................  $ 94,181  $ 74,526  $  --
        Liabilities assumed.........................   (86,746)  (74,799)    --
        Common stock issued.........................       --     (1,500)    --
                                                      --------  --------  ------
          Net cash paid (acquired) for acquisitions.     7,435    (1,773)    --
        Cash acquired in acquisition................     2,238     6,603     --
                                                      --------  --------  ------
          Gross cash paid for acquisitions..........  $  9,673  $  4,830  $  --
                                                      ========  ========  ======
      Non-cash transaction:
        Conversion of bridge note into common
         shares.....................................  $    --   $  1,250  $  --
                                                      ========  ========  ======

NOTE 25--UNAUDITED PRO FORMA FINANCIAL INFORMATION

   The pro forma financial information has been presented to show the effect on the historical results of continuing operations of the Company had it been treated as a C corporation for federal and state income tax purposes for the entire period ended December 31, 1999 and for the years ended December 31, 1998 and 1997.

   The pro forma earnings per share has been presented as if the shares issued at the time of the Offering, including the shares issued to Pacific Guarantee and Mortgage Market, were outstanding as of January 1, 1999.

NOTE 26--INCORPORATION TRANSACTIONS

   In February 1999, Prism Financial was formed as a holding company for Prism Mortgage Company and its subsidiaries. Immediately prior to the Offering, the previous stockholders of Prism Mortgage exchanged their shares for an aggregate of 11,495,297 shares of Prism Financial Common Stock. As a result of these transactions, immediately prior to the Offering, the former stockholders of Prism Mortgage owned all of the issued and outstanding shares of Prism Financial, and Prism Financial owned all of the outstanding shares of Prism Mortgage. Prior to the Incorporation Transactions, Prism Financial did not conduct any business and had no assets or liabilities. The legal name of Prism Financial has been retroactively applied to all periods presented in these financial statements.

NOTE 27--SUBSEQUENT EVENTS

   In March 2000, Mark Filler, President and Chief Executive Officer, and Terry Markus, President of Prism Illinois, and the estate of Bruce C. Abrams loaned money to the Company for working capital purposes. The aggregate amount loaned to the Company was approximately $1.2 million. The loans accrue interest at 6.25%, with no set repayment terms, and are expected to be repaid by the end of 2000.

                 PRISM FINANCIAL CORPORATION AND SUBSIDIARIES

   On March 10, 2000, the Company and Royal Bank of Canada ("RBC") announced the execution of a merger agreement pursuant to which RBC has agreed to acquire the Company through a cash tender offer. Under the terms of the agreement, RBC will offer to purchase all outstanding shares of the Company's Common Stock for $7.50 per share. Consummation of the tender offer is subject to certain conditions, including the condition that at least a majority of the outstanding shares of the Company's Common Stock be tendered and not withdrawn. Consummation of the tender offer is also subject to the expiration or termination of any applicable antitrust waiting period. Following completion of the tender offer and subject to certain conditions, the Company will be a wholly-owned subsidiary of RBC. The transaction is expected to be completed in mid-2000.

   On March 21, 2000, the Company extended its Mortgage Origination Warehouse Facility through April 28, 2000. Pursuant to the agreement, the maximum borrowing base has been reduced from $250.0 million to $200.0 million.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors and Stockholders of Prism Financial Corporation:


Our audits of the consolidated financial statements referred to in our report dated February 21, 2000, except for Note 27, as to which the date is March 21, 2000 appearing in the 1999 Annual Report on Form 10-K of Prism Financial Corporation also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

February 21, 2000

                                  Schedule II

                 Prism Financial Corporation and Subsidiaries

                       Valuation and Qualifying Accounts

                                                              Beginning             Additions                          Ending
Description                                                    Balance        Provision     Other       Decrease       Balance
                                                              ----------------------------------------------------------------
Allowance for loan fees and
miscellaneous receivables
     Year ended December 31, 1999                              $      -        $505,000    $120,000     $      -       $625,000
     Year ended December 31, 1998                                     -               -           -            -              -
     Year ended December 31, 1997                                     -               -           -            -              -

Allowance for servicing losses
     Year ended December 31, 1999                               350,000         456,504           -      151,504        655,000
     Year ended December 31, 1998                                     -         350,000           -            -        350,000
     Year ended December 31, 1997

Allowance for potential repurchase of loans
     Year ended December 31, 1999                               550,000         150,000           -      430,000        270,000
     Year ended December 31, 1998                                     -         550,000           -            -        550,000
     Year ended December 31, 1997                                     -               -           -            -             -

     Other additions represent reserves acquired as part of acquisitions.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2000.


                                  PRISM FINANCIAL CORPORATION


                                  By:       /s/ MARK A. FILLER
                                     -----------------------------------
                                   President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                                       Title                             Date
                    ----------                                       -----                             ----

              /s/ MARK A. FILLER                      President and  Chief Executive               March 30, 2000
--------------------------------------------------    Officer
                 Mark A. Filler



              /s/ DAVID A. FISHER                     Senior Vice President, Chief
--------------------------------------------------      Financial Officer and Secretary            March 30, 2000
                 David A. Fisher                        (Principal Financial Officer)




              /s/ JAMES P. HAYES                      Senior Vice President, Treasurer and         March 30, 2000
--------------------------------------------------      Controller (Chief Accounting
                 James P. Hayes                         Officer)




              /s/ TERRY A. MARKUS                     President of Prism Illinois                  March 30, 2000
--------------------------------------------------
                 Terry A. Markus


                                                      Chairman of the Board of Directors
--------------------------------------------------
                 Richard L. Wellek


                                                      Director
--------------------------------------------------
                 Michael P. Krasny


              /s/ ANDREW S. HOCHBERG                  Director                                     March 30, 2000
---------------------------------------------------
                 Andrew S. Hochberg